Form 10-Q
period 1997-10-31
PAPER WAREHOUSE INC
filed 1998-01-05
CIK 934509

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ____ TO ____

                           COMMISSION FILE NUMBER 0-23389

                               PAPER WAREHOUSE, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MINNESOTA                         41-1612534
        (State or other jurisdiction of            (IRS Employer
        incorporation or organization)           Identification No.)

                              7630 Excelsior Boulevard
                               Minneapolis, MN 55426
           (Address of principal executives offices, including zip code)

                                   (612) 936-1000
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  YES       NO   X
                                     ----      ----

Number of shares of Common Stock, $0.01 par value per share outstanding as of December 29, 1997:
                                      4,557,194

                                   FORM 10-Q INDEX

                                PAPER WAREHOUSE, INC.

                                                                       Page
                                                                       Number
                                                                       ------



PART I.  FINANCIAL INFORMATION

     Item 1.   Combined/Consolidated Financial Statements (Unaudited)      2

               Balance Sheets--October 31, 1997 and January 31, 1997       3

               Statements of Earnings--Three months and Nine Months
               Ended October 31, 1997 and November 1, 1996                 4

               Statements of Cash Flows--Nine months ended
               October 31, 1997 and November 1, 1996.                      5

               Notes to Financial Statements                               6

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                        7


PART II.  OTHER INFORMATION

     Item 2    Changes in Securities and Use of Proceeds                  11

     Item 5    Other Information                                          11

     Item 6    Exhibits and Reports on Form 8-K                           12

                            PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS


                     PAPER WAREHOUSE, INC.
              COMBINED/CONSOLIDATED BALANCE SHEETS

                                        October 31,                 November 1,
                                           1997       January 31,      1996
                                        (Unaudited)      1997       (Unaudited)
                                        -----------   -----------   -----------
ASSETS

CURRENT ASSETS:
Cash                                    $   781,937       357,167      (693,302)
Inventories, Net                         13,082,153     9,568,680    10,024,154
Accounts Receivable                         272,056       261,424       313,517
Prepaid Expenses & Other
      Current Assets                        316,008       119,053       684,526
                                        -----------   -----------   -----------

Total Current Assets                     14,452,154    10,306,324    10,328,896

Property and equipment, net               6,641,929     5,461,219     5,564,226
Other assets, net                           499,054       502,639       510,612

Total Assets                            $21,593,137    16,270,182    16,403,734
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------
LIABILITIES

CURRENT LIABILITIES
Notes Payable                                   -       5,870,000     3,633,939
Notes Payable - Related Parties           2,136,193           -             -
Current Maturities of long-term Debt         22,015        22,015        22,742
Accounts Payable                          6,523,124     2,122,285     4,926,873
Current portion capitalized lease           175,689           -             -
Accrued Liabilities:
   Payroll and related expenses             175,280       268,046       205,322
   Accrued Interest                         105,189        17,407        42,097
   Other                                  1,078,150       305,433       679,476
                                        -----------   -----------   -----------

Total Current Liabilities                10,215,640     8,605,186     9,510,449

Notes Payable                             5,000,000     2,136,193           -
Long-term debt less current maturities    3,195,198     3,211,575     3,218,596
Long-term portion of capital lease          402,366           -             -
Deferred rent credits & other               640,113       524,694       296,272
                                        -----------   -----------   -----------

Total Liabilities                        19,453,317    14,477,648    13,025,316

SHAREHOLDERS EQUITY
Serial Preferred Stock,
  10,000,000 shares authorized;
  none issued or outstanding
Common Stock, $.01 par
  value.  Authorized 40,000,000
  shares; issued and outstanding
  2,202,818 shares                           22,028        22,028        22,028
Additional Paid In Capital                  572,472       572,472       572,472
Retained Earnings                         1,545,320     1,198,034     2,783,917
                                        -----------   -----------   -----------

Total Stockholders Equity                 2,139,820     1,792,534     3,378,417

Total Liabilities & Equity              $21,593,137    16,270,182    16,403,734
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------

                       See notes to the financial statements.

                     PAPER WAREHOUSE, INC.
          COMBINED/CONSOLIDATED STATEMENTS OF EARNINGS


                                Nine Months Ended      Three Months Ended
                            October 31,  November 1,  October 31,  November 1,
                                1997       1996          1997         1996
                            (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                            ------------ -----------  ----------- ------------
  Revenue:
     Company-owned stores    $37,473,747  29,932,778   13,267,942 10,963,118
     Franchise related fees      827,540     788,489      285,190    314,611
                             -----------  ----------   ---------- -----------

     Total Revenue            38,301,287  30,721,267   13,553,132 11,277,729


  Cost and Expenses:
     Costs of Goods Sold
      and Occupancy Costs     25,013,800  20,504,715    8,745,109  7,558,560
     Store Operating Expenses  8,054,837   6,182,284    3,159,360  2,353,545
     General Administrative
      Expenses                 4,014,932   3,196,036    1,388,139  1,123,025

  Operating Income             1,217,718     838,232      260,524    242,599
  Interest Expense               722,728     579,340      243,707    196,783
                             -----------  ----------   ---------- -----------

  Income Before Income Taxes     494,990     258,892       16,817     45,816
  Income Taxes                     5,038       4,050            -      1,550
                             -----------  ----------   ---------- -----------

  Net Earnings               $   489,952     254,842       16,817     44,266
                             -----------  ----------   ---------- -----------
                             -----------  ----------   ---------- -----------

  Pro Forma Net Earnings         303,770     158,002       10,427     27,445

  Weighted Average Number of   2,202,818   2,202,818    2,202,818   2,202,818
  Shares Outstanding


  Pro Forma Net Earnings Per        0.12        0.06         0.00        0.01
  Common Share

                       See notes to the financial statements.

                     PAPER WAREHOUSE, INC.
          COMBINED/CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  NINE MONTHS ENDED
                                               October 31,   November 1,
                                                  1997          1996
                                               (Unaudited)   (Unaudited)
                                               -----------   -----------
Cash flows from operating activities:
Net Earnings                                   $   489,952       254,842

Adjustments to reconcile net income to
cash provided by operating activities:

Depreciation and amortization                      836,836       699,487
Gain on sales of property and equipment             (1,892)          -
Accounts receivable                                (10,632)      165,648
Prepaid expenses and other current assets         (196,956)     (552,214)
Inventory                                       (3,513,473)   (2,307,396)
Accounts payable                                 4,400,839     2,316,368
Accrued liabilities                                883,151        43,691
                                               -----------   -----------
                                                                     -

Cash flows provided by operations                2,887,825       620,425

Cash flows from investing activities:
Proceeds from sales of property and
equipment                                            7,807           -
Other assets                                       (37,296)      (14,456)
Purchases of property and equipment             (1,982,580)   (1,039,351)
                                               -----------   -----------

Cash flows used in investing activities         (2,012,069)   (1,053,808)

Cash flows from financing activities:
Principal payments on long-term debt              (870,000)   (1,130,000)
Payments on installment notes                      (16,376)      (15,359)
Proceeds from capital lease                        578,055           -
Distribution of earnings                          (142,665)          -
                                               -----------   -----------

Cash flows used in financing activities           (450,986)   (1,145,359)


Net increase (decrease) in cash                    424,770    (1,578,742)
                                               -----------   -----------
Cash:
Beginning of period                                357,167       885,440

End of period                                  $   781,937      (693,302)
                                               -----------   -----------
                                               -----------   -----------

Supplemental disclosures of cash flows:
  Cash paid during the period for:
    Interest                                   $   634,946       625,031
    Income taxes                                     5,038         4,050


                       See notes to financial statements.

                            NOTES TO FINANCIAL STATEMENTS

                                PAPER WAREHOUSE, INC.


(1)  Basis of Presentation

Paper Warehouse, Inc. (the Company) is a paper and party goods retailer operating 70 company-owned stores in the states of Minnesota, Missouri, Iowa, Kansas, Oklahoma, Colorado, and Wisconsin. Paper Warehouse, Inc. also sells Paper Warehouse franchises through its affiliated company, Paper Warehouse Franchising, Inc., which became a wholly-owned subsidiary of the Company as of February 1, 1997. The Company's acquisition of its affiliate was accounted for as combination of companies under common control. In exchange for the initial and continuing fees received, the Company provides management assistance to and gives franchisees the right to use the name "Paper Warehouse" or "Party Universe."

The financial statements of the Company represent the combined financial statements of the two affiliates as of and for the fiscal year ended January 31, 1997, and for the three months and nine months ended November 1, 1996 and on a consolidated basis as of October 31, 1997. The Company's financial statements have been prepared on the same basis for all periods presented, whether combined or consolidated. The results of all intercompany transactions have been eliminated.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. For further information, refer to the financial statements and footnotes included in the Company's report on Form S-1, File No. 333-36911.


(2)  Pro Forma Net Income Per Common Share

Pro forma net income per common share is determined by dividing pro forma net income by the weighted average number of common shares and common share equivalents outstanding.

The Company will adopt SFAS No. 128, EARNINGS PER SHARE, in the fourth quarter of the fiscal year ending January 30, 1998. The Company does not expect the implementation of SFAS No. 128 to have a material impact on earnings per share.


(3)  Notes Payable to Bank

The Company has a revolving line of credit agreement with its bank that permits borrowings up to $7,500,000. Borrowings under the agreement bear interest at the bank's base rate plus .5% and are secured by all assets of the Company. The agreement contains restrictive covenants, which among other things, require the Company to maintain a minimum tangible net worth and minimum current ratios. On October 1, 1997, the Company amended the agreement to extend the renewal date to May 31, 1999, and to eliminate the personal guarantee of the Company's majority stockholder of $1,500,000 of the note.

(4)  Income Taxes --S Corporation Election

Prior to November 28, 1997, the Company was taxed as an S corporation under the Internal Revenue Code. The Company has agreed to make distributions of earnings in amounts sufficient to enable stockholders to pay their federal and state income taxes resulting from pass-through of taxable income as a result of the S Corporation election.

The Company filed a Form S-1 Registration Statement for an initial public offering of its common stock on October 1, 1997. Upon completion of such offering on November 28, 1997, the Company terminated its S Corporation federal tax status and changed to a C Corporation and, accordingly, will be subject to federal and certain state income taxes. Prior to such termination, the Company distributed to its current stockholders all accumulated S Corporation earnings as of the termination date.

Pro forma net income and pro forma net income per share for the three- month periods ended October 31, 1997 and November 1, 1996 and the nine-month periods ended October 31, 1997 and November 1, 1996, have been determined assuming that the Company had been taxed as a C Corporation for federal and certain state income tax purposes for such periods.


(5)  Related Party Transactions

On January 13, 1997, the Company issued notes payable to the Company's two primary shareholders for the aggregate amount of $2,136,193. These notes bear interest at 5.63%, are fully subordinated to all other long-term obligations, and are due March 5, 1998. These notes were paid in full, with interest, on November 28, 1997.


(6)  Subsequent Event

On December 15, 1997, the Company announced that it had signed a non-binding Letter of Intent to purchase The Paper Factory from Gibson Greetings, Inc. for $38.6 million. The Paper Factory, based in Appleton, Wisconsin, currently operates 190 party goods stores in 40 states under the names of Paper Factory, Greeting n' More, and Great Party. The proposed transaction is subject to customary closing conditions, including a due diligence review, execution of a definitive purchase agreement, financing, third party consents, and regulatory approvals. If these conditions are satisfied, the transaction is anticipated to close in late January, 1998. The Company currently plans to finance the proposed acquisition with debt. There can be no assurance that such financing will be available on terms acceptable to the Company.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S COMBINED/CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO WHICH ARE INCLUDED HEREIN. THE COMPANY UTILIZES A 52-53 WEEK FISCAL YEAR ENDING ON THE FRIDAY NEAREST JANUARY 31 (E.G. FISCAL 1996 ENDED ON JANUARY 31, 1997).

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SEE PART II. OTHER INFORMATION. ITEM 5. - "STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE."


OVERVIEW

     Paper Warehouse is a growing chain of stores specializing in party supplies and paper goods operating under the names PAPER WAREHOUSE and PARTY UNIVERSE. The Company completed its initial public offering on November 28, 1997. The total offering was for 1,778,000 shares of common stock, of which 1,778,000 shares were offered by the Company. Proceeds to the Company, net of offering expenses, were approximately $11.8 million. On December 24, 1997, the underwriters partially exercised their over-allotment option and the Company sold an additional 207,800 shares of common stock. Proceeds to the Company, net of offering expenses, were approximately $1.4 million. The proceeds from the sale of common stock were used to retire the Company's revolving line of credit, prepay Subordinated Debt, and retire indebtedness.
The balance of the proceeds will be used to finance new store openings and additional growth.

     From fiscal 1994 through fiscal 1996, the Company opened 24 new Company-owned stores and has remodeled 17 existing company-owned stores. As a result of this expansion and the installation of its POS system, occupancy, advertising and depreciation expenses have increased as a percentage of Company-owned store revenue. To finance this expansion and investment in technology, the Company has increased bank borrowings and issued Subordinated Indebtedness in addition to using cash generated from operations. As a result of the increases in expenses outlined above, pro forma net income as a percentage of total revenues has declined from 3.3% to 1.9% over the period.

     Prior to November 28, 1997, the Company elected to be treated for federal and state income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code") and comparable state tax laws. As a result, earnings of the Company have been taxed for federal and state income taxes as if the Company were subject to federal and state corporate income taxes for all such periods. This pro forma provision is computed using a combined federal and state tax income tax rate of 38%.

     Total revenue consists of Company-owned store sales and franchise revenues. Franchise revenues are generated from royalties received on sales, generally 4% of the store's sales, and initial franchise fees, which are recognized at the time a store opens. Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations. Stores in which retail square footage is increased more than 50%, or stores which are relocated, are no longer included in the comparable store sales base until 12 months have passed. Cost of goods sold include the direct cost of merchandise, plus handling and distribution, coupon costs, and certain occupancy costs. Store operating expenses include all costs incurred at the store level, such as advertising, credit card processing fee, and store payroll. General and administrative expenses include corporate administrative expense for Company-owned stores and expenses relating to franchising, primarily payroll, legal, travel and advertising.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1997, COMPARED TO THREE MONTHS ENDED NOVEMBER 1, 1996

REVENUE. Company-owned store sales increased 21.0% to $13.3 million for the three months ended October 31, 1997, from $11.0 million for the comparable period of fiscal 1996. Of this increase, approximately $1.0 million is attributable to comparable store sales and approximately $1.3 million is attributable to new and remodeled Company-owned stores. Stores open in the third quarter of fiscal 1996 had a 10.2% same store sales increase for the third quarter of fiscal 1997.

Franchise revenue decreased 9.4% to $285,000 for the three months ended October 31, 1997, from $315,000 for the comparable period of fiscal 1996. Initial franchise fees decreased due to a reduction in franchise store openings in the three months ended October 31, 1997. The decrease in initial franchise fees was partially offset by increased royalty payments resulting from higher sales in the franchise stores.

COST OF GOODS SOLD. Cost of goods sold for the three months ended October 31, 1997 was $8.7 million, or 65.9% of Company-owned stores revenue, as compared to $7.6 million, or 69.0% of Company-owned stores revenues, for the comparable period of fiscal 1996. The decrease as a percentage of Company-owned store revenues was primarily attributable to a decrease in the cost of merchandise arising from greater volume discounts and more favorable pricing from vendors.

STORE OPERATING EXPENSES. Store expenses for the three months ended October 31, 1997 were $3.2 million, or 23.8% of Company-owned store revenue, as compared to $2.4 million, or 21.5% of Company-owned store revenue, for the comparable period of fiscal 1996. Tight labor markets and the increase in minimum wage on September 1, 1997, have increased the average hourly compensation.
Additionally, during this period the Company engaged in more frequent and extensive advertising.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended October 31, 1997 were $1.4 million as compared to $1.1 million for the comparable period of fiscal 1996. The increase was primarily attributable to the increase in senior management and additional lease expense on new cash registers. By the end of fiscal year 1997 all cash registers will be year 2000 compliant.

INTEREST EXPENSE. Interest expense increased 23.8% to $244,000, or 1.8% of total revenue for the three months ended October 31, 1997 from $197,000, or 1.8% for the comparable period of fiscal 1996. This is the result of increased bank borrowing necessary to fund the Company's growth. Interest rates have been stable.

PRO FORMA NET EARNINGS. As a result of the factors discussed above, pro forma net earnings decreased 62.0% to $10,000, or .1% of total revenue for the three months ended October 31, 1997, from $27,000, or .2% of total revenue for the comparable period of fiscal 1996. Pro forma net earnings includes a provision for federal and state income taxes.

NINE MONTHS ENDED OCTOBER 31, 1997 TO NINE MONTHS ENDED NOVEMBER 1, 1996

REVENUE. The number of Company-owned stores increased to 70 stores at October 31, 1997, from 64 stores at November 1, 1996. Company-owned store sales increased 25.4% to $37.5 million for the first nine months of fiscal 1997 from $29.9 million for the comparable period of fiscal 1996. Of this increase, approximately $2.5 million is attributable to comparable store sales and approximately $5.1 million is attributable to new and remodeled Company-owned stores. Comparable store sales increased 9.3% for the nine months ended October 31, 1997, compared to the prior period.

The number of franchise stores increased to 51 franchise stores at October 31, 1997, from 46 franchise stores at November 1, 1996. Franchise revenue increased 5.0% to $828,000 for the first nine months of fiscal 1997 from $788,000 for the comparable period of fiscal 1996. Initial franchise fees decreased due to a reduction in franchise store openings in the first nine months of fiscal 1997. The decrease in initial franchise fees was offset by increased royalty payments resulting from higher sales in the franchise stores.

COST OF GOODS SOLD. Cost of goods sold for the first nine months of fiscal 1997 was $25.0 million, or 66.8% of Company-owned stores revenue, as compared to $20.5 million, or 68.7% of Company-owned stores revenues, for the comparable period of fiscal 1996. The decrease as a percentage of Company-owned store revenues was primarily attributable to a decrease in the cost of merchandise arising from greater volume discounts and more favorable pricing from vendors.

STORE OPERATING EXPENSES. Store expenses for the first nine months of fiscal 1997 were $8.1 million, or 21.5% of Company-owned store revenue, as compared to $6.2 million, or 20.7% of Company-owned store revenue, for the comparable period of fiscal 1996. The increase was primarily due to increased advertising and wages at the store level.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first nine months of fiscal 1997 were $4.0 million as compared to $3.2 million for the comparable period of fiscal 1996. The increase was primarily attributable to increase in senior management, corporate employees, and additional lease expense on new cash registers. By the end of fiscal year 1997 all cash registers will be year 2000 compliant.

INTEREST EXPENSE. Interest expense increased 24.8% to $723,000, or 1.9% of total revenue for the first nine months of fiscal 1997 from $579,000, or 1.9% for the comparable period of fiscal 1996. This is the result of increased bank borrowing necessary to fund the Company's growth. Interest rates have been stable.

PRO FORMA NET EARNINGS. As a result of the factors discussed above, pro forma net earnings increased 51.1% to $304,000, or .8% of total revenue for the first nine months of fiscal 1997, from $158,000, or .5% of total revenue for the comparable period of fiscal 1996. Pro forma net earnings includes a provision for federal and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are for ongoing operations, principally inventory, and capital improvements to support the opening of new Company-owned stores and the remodeling of existing Company-owned stores. Historically, the Company's primary sources of liquidity have been met by cash from operations, payment terms from vendors, and borrowing under its revolving line of credit and the Subordinated Notes.

At October 31, 1997, and November 1, 1996, the Company's working capital was $4.2 million and $818,000 respectively. Cash provided by operating activities for the first nine months of fiscal 1997 and fiscal 1996 was $2.9 million and $620,000 respectively. For these two periods, $3.5 million and $2.3 million, respectively, was used to increase inventory levels to support new and existing Company-owned stores.

At October 31, 1996, and November 1, 1996, the Company's accounts payable were $6.5 million and $4.9 million respectively. The increase in accounts payable was primarily attributable to increased merchandise inventory. Historically, the amount of the Company's obsolete inventory has been immaterial.

Net cash used in investing activities for the first nine months of fiscal 1997 and the comparable period of fiscal 1996 was $2.0 million and $1.1 million, respectively.

Net cash used in financing activities during the first nine months of fiscal 1997 and the comparable period of fiscal 1996 was $451,000 and $1.1 million, respectively. As of October 31, 1997, and November 1, 1996, the outstanding balance under the Company's then-existing line of credit was $5.0 million and $3.6 million, respectively. In November, 1997, the Company paid is revolving credit facility in full from the proceeds of its initial public offering. The credit facility expires on May 31, 1999.

The Company believes that cash generated by operating activities, the net proceeds from the initial public offering and availability under its credit facility will be sufficient to finance its current and anticipated operations and planned capital expenditures at least through fiscal 1998, other than its proposed acquisition of The Paper Factory. To the extent that the funds generated from these sources are insufficient to finance the Company's activities in the short or long term, the Company would need to raise additional funds through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

On December 15, 1997, the Company announced that it had signed a non-binding Letter of Intent to purchase The Paper Factory from Gibson Greetings, Inc. for $38.6 million. The Paper Factory, based in Appleton, Wisconsin, currently operates 190 party goods stores in 40 states under the names of Paper Factory, Greeting n' More, and Great Party. The proposed transaction is subject to customary closing conditions, including a due diligence review, execution of a definitive purchase agreement, financing, third party consents, and regulatory approvals. If these conditions are satisfied, the transaction is anticipated to close in late January, 1998. The Company currently plans to finance the proposed acquisition with debt. There can be no assurance that such financing will be available on terms acceptable to the Company.


                             PART II - OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 25, 1997 the Company commenced an initial public offering (the "Offering") of 1,778,000 shares of its common stock, par value $.01 per share, in the United States. The Company's registration statement on Form S-1 (Registration No. 333-36911) with respect to the Offering was declared effective by the Securities and Exchange Commission on November 20, 1997. All 1,778,000 shares were offered and sold by the Company. As part of the Offering, the Company and a Shareholder of the Company granted to the underwriters an option to purchase up to an additional 266,700 shares of common stock to cover over-allotments, if any. On December 24, 1997, the underwriters partially exercised their over-allotment option, purchasing an additional 207,800 shares of common stock from the Company. The offering price of the 1,985,600 shares of common stock (including the over-allotment) was $7.50 per share. The proceeds to the Company, after deduction of the underwriting discount and expenses associated with the Offering, were approximately $13.2 million.

The sole underwriter for the offering was Dain Bosworth Incorporated. As sole underwriter for the offering, Dain Bosworth received all of the underwriting commissions and discounts paid by the Company.


ITEM 5:  OTHER INFORMATION

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Risks associated with growth, including risk of opening new stores, potential need for additional financing, and risk of potential acquisitions; risk of seasonal and quarterly revenue and operating fluctuations; dependency on key personnel; risks associated with franchisees; failure to anticipate and/or respond to merchandising trends; risks associated with a highly competitive market; implementation of new information systems; dependence on suppliers; effect of changes in consumer preferences and economic conditions; government regulation; control by management, possible issuances of preferred stock and possible anti-takeover effect; dilution and dividend policy; risks associated with a new public company and the possibility of volatility of stock price. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  LISTING OF EXHIBITS:

          EXHIBIT
          NUMBER
          -------

          11        Computation of Net Income per Common Share
          27        Financial Data Schedule

(b)  REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the three months ended October 31, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PAPER WAREHOUSE, INC.


Date:     January 5, 1998                    s/ Yale T. Dolginow
                                   -------------------------------------
                                             Yale T. Dolginow
                                   President and Chief Executive Officer

Date:     January 5, 1998                    s/ Cheryl W. Newell
                                   -------------------------------------
                                             Cheryl W. Newell
                                        Chief Financial Officer
                                        (Principal Financial Officer)