Form 10-K405
period 1998-01-30
PAPER WAREHOUSE INC
filed 1998-04-28
CIK 934509

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                             ---------------------------
                                      FORM 10-K
                             ---------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED JANUARY 30, 1998
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                             Commission File No. 0-23389

                                PAPER WAREHOUSE, INC.
                                ---------------------
                (Exact name of registrant as specified in its charter)

                   MINNESOTA                             41-1612534
                   ---------                             ----------
        (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)              Identification No.)

          7630 EXCELSIOR BOULEVARD
                MINNEAPOLIS, MN                             55426
                ---------------                             -----
  (Address of principal executive offices)               (Zip Code)

                                    (612) 936-1000
                                    --------------
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X      No
                                   ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of April 21, 1998, 4,557,187 of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on April 21, 1998, was $14,114,214. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                         DOCUMENTS INCORPORATED BY REFERENCE

PART III - Portions of the Registrant's definitive proxy statement in connection with the annual meeting of the shareholders to be held on June 5, 1998 are incorporated by reference into Items 10 through 13, inclusive.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

     THE FOLLOWING DISCUSSION CONTAINS TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS OF PAPER WAREHOUSE, INC. (THE "COMPANY") COULD DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "-CERTAIN FACTORS."

     Paper Warehouse, Inc., a Minnesota corporation ("Paper Warehouse" or the "Company") is a growing chain of stores specializing in party supplies and paper goods operating under the names PAPER WAREHOUSE and PARTY UNIVERSE. The Company's four principal markets are Minneapolis/St. Paul, Kansas City, Denver and Oklahoma City. Paper Warehouse stores offer an extensive assortment of special occasion, seasonal and everyday paper products, including party supplies, gift wrap, greeting cards and catering supplies, at everyday low prices. The Company's 124 stores (73 Company-owned and 51 franchised stores) are conveniently located in major retail trade areas to provide customers with easy access to its stores.

     The Company offers a broad selection of party supplies and paper goods for a wide variety of celebratory occasions and everyday uses, including birthdays, weddings, baby showers, graduations and other family and religious celebrations, as well as seasonal events such as Valentine's Day, Easter, Fourth of July, Halloween, Thanksgiving, Christmas, Hanukkah and New Year's. Through the Company's 8,500 square foot superstore prototype, the Company offers a comprehensive selection of over 19,000 SKUs, which provides customers the convenience of one-stop shopping for all party supplies and paper goods. The Company's merchandise is organized by party themes, and the prominent signage and wide aisles allow customers to easily access and coordinate the merchandise required for all party occasions. The Company also believes that its extensive selection, combined with high in-stock positions, often stimulates customers to purchase additional products.

PAPER WAREHOUSE STORES

     FORMAT. The Company developed its current store prototype based on management's industry and other extensive retail experience and customer research. Paper Warehouse operates stores that range in size from 3,000 square feet to 8,500 square feet of retail space. Management introduced its current 8,500 square foot prototype store in 1994 and believes it is the optimal store format for its future growth. Of the 73 Company-owned stores approximately 80% are 6,000 square feet or larger.

     Paper Warehouse stores are designed to create a customer friendly environment. The Company uses vibrant colors, theme-oriented merchandise displays and unique products to create a fun and festive shopping experience. The focal point of the Company's stores is the seasonal display located at the front of each store which creates a "store-within-a-store" appearance. These displays maximize the season's selling impact and are updated continuously to promote a fresh image within the store. Customers are able to easily move about the different departments and find specific product categories due to prominent, easy to read signage, bright lighting and wide aisles. To assist customers in coordinating party supplies for any occasion, the Company locates related departments, such as gift wrap and greeting cards, adjacent to one another and displays related merchandise such as party hats, plates, cups and napkins together within a department. Management believes that the Paper Warehouse store layout assists customers in finding and coordinating their party supply needs, as well as encourages browsing, impulse purchases and repeat visits.

     CUSTOMER SERVICE. Paper Warehouse seeks to provide a high level of customer service to enhance its customer friendly store environment. Store managers and sales associates are trained to assist customers with party planning and event coordination. In addition, the Company provides party planning guides and checklists for graduation, Halloween, Hanukkah, Christmas and New Year's. The Company's "no hassle" return policy makes it easy for customers to return or exchange products, which the Company believes encourages customers to purchase additional quantities. Certain products which require additional sales assistance, such as balloons and custom printing, are located near check-out counters where sales associates can readily assist customers. Management continually monitors its level of customer service by regular store visits and by employing anonymous "mystery shoppers." Mystery shoppers visit all Company-owned stores at least once per quarter to rate personnel on various aspects of customer service, including responsiveness, quality of product displays and store cleanliness. A portion of store managers' compensation is based on the results of these mystery shopper surveys.

     OPERATIONS AND TRAINING. Each Company-owned store is typically operated by a general manager, one assistant manager and a varying number of full-time and part-time sales associates, depending on the store size, sales volume and selling season. General managers are responsible for all aspects of the store's day-to-day operations, including employee hiring and training, work scheduling, expense control and customer service. These managers report to a district or operations manager, each of whom is responsible for approximately 10 to 18 stores. Within each geographic market, the Company uses floating managers to assist in smaller stores that cannot support both a manager and an assistant manager. In addition, floating managers support store managers during busy holiday seasons and substitute for store managers during vacations and other absences. The floating managers also work with newly hired store managers to ensure a smooth transition for sales personnel and customers.

     Prior to the opening of a new Company-owned store, store managers are usually intensely trained for two weeks, depending on prior experience and receive additional on-going training. During the new store set-up, a manager receives additional training from the Company's district management team. After the store opening, corporate headquarters personnel spend considerable time overseeing the operations. Each district has a dedicated trainer who visits the stores to work with the Store Managers, reinforcing prior training and providing on-going training. Periodic training sessions are scheduled for store managers in the central or district offices on various topics, including human resources, merchandising, loss prevention and employee supervision. Additional training topics are covered at monthly managers' meetings and through monthly mailings and the Company's monthly newsletter.

     Paper Warehouse stores are typically open from 9:00 a.m. to 9:00 p.m. Monday through Friday, from 9:00 a.m. to 6:00 p.m. on Saturday and from 11:30 a.m. to 5:00 p.m. on Sunday.

SITE SELECTION AND LOCATION

     SITE SELECTION. In order to efficiently cluster stores in metropolitan markets, the Company has developed a site selection process that examines various criteria, including population density, demographics, traffic counts, storefront visibility and presence, local competition, lease rates and parking availability. The Company locates its stores in or near visible high traffic strip mall centers in close proximity to prominent mass merchandise, discount or grocery store anchors. The Company's strategy of clustering stores in metropolitan markets promotes customer convenience and creates favorable economies of scale for marketing, advertising and operations.

     LOCATIONS. As of January 30, 1998, Paper Warehouse had 73 Company-owned stores in the following locations:



 LOCATION                                                            NUMBER OF STORES
 --------                                                            ----------------
 Minnesota
      Minneapolis/St. Paul Metropolitan Area . . . . . . . . . . . . . .    26
      Mankato  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
      Rochester  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
      St. Cloud  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
 Kansas/Missouri
      Kansas City Metropolitan Area  . . . . . . . . . . . . . . . . . .    16
      Columbia . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
      St. Joseph . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
 Colorado
      Denver Metropolitan Area . . . . . . . . . . . . . . . . . . . . .    11
 Oklahoma
      Oklahoma City Metropolitan Area  . . . . . . . . . . . . . . . . .     7
      Tulsa  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
 Iowa
      Des Moines . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
 Wisconsin
      Onalaska . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
      Eau Claire . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1



MERCHANDISING

     The Company offers a broad selection of party supplies and paper goods for a wide variety of celebratory occasions and everyday uses, including birthdays, weddings, baby showers, graduations and other family and religious celebrations, as well as seasonal events such as Valentine's Day, Easter, Fourth of July, Halloween, Thanksgiving, Christmas, Hanukkah and New Year's. Through the Company's 8,500 square foot store prototype, the Company offers a comprehensive selection of over 19,000 SKUs, which provides customers the convenience of one-stop shopping for all party supplies and paper goods. The Company's merchandise is organized by party themes, and the prominent signage and wide aisles allow customers to easily access and coordinate the merchandise required for all party occasions. The Company also believes that its extensive selection, combined with high in-stock positions, often stimulates customers to purchase additional products.

     The Company's merchandise offering consists of the following:

     PARTY SUPPLIES. The Company offers an extensive selection of complementary and coordinating party supplies in both unique and traditional patterns, colors and designs. The

Company's party supplies include invitations, plates, napkins, party favors, streamers, banners, candles, balloons, party snacks and seasonal novelties such as Halloween costumes and Christmas decor. The Company's 8,500 square foot store prototype offers over 140 ensembles of party goods for many occasions, which include party hats, plates, napkins and cups. A significant portion of the Company's party goods ensembles involves the use of movie and television figures, animated characters and celebrity likenesses licensed to the manufacturer of such ensembles.

     GIFT WRAPPING PRODUCTS. The Company offers a wide assortment of gift wrapping products in various patterns and colors, including gift wrap, gift bags, gift boxes, tissue paper, ribbons, bows, shred and gift tags. In addition to holiday selections, the Company offers distinctive gift packaging products for special occasions such as birthdays, graduations, weddings, baby showers and other family and religious celebrations.

     GREETING CARDS. The Company features a wide variety of special occasion, seasonal and everyday greeting cards. The Company's 8,500 square foot prototype store offers over 3,300 titles. The Company carries traditional, humorous and contemporary brand name greeting cards at significantly lower prices than national greeting card chain stores.

     HOUSEHOLD AND CATERING FOOD SERVICE SUPPLIES. The Company offers paper supplies such as toilet paper, paper towels, dispenser towels, plates, cups, serving trays and bowls and table coverings. In addition to offering such products to the Company's regular party goods customers, the Company is a paper product supplier for many commercial users of paper products, including catering companies and non-profit organizations.

     The Company provides customers with everyday low pricing on all products, at discounts ranging from 10% to 50% off the manufacturer's suggested retail price. In addition, the Company guarantees that it will meet or beat any advertised price on the products it offers. The Company reinforces its everyday low price strategy with signs prominently displayed throughout its stores and extensive promotional advertising.

PRODUCT SOURCING AND INVENTORY MANAGEMENT

     The Company purchases its merchandise from approximately 150 suppliers. In fiscal 1997, the Company's largest supplier, Amscan Holdings, Inc., accounted for approximately 11% of the Company's purchases and the eight largest suppliers represented approximately 52% of the Company's purchases. The Company does not have long-term purchase commitments or exclusive contracts with any of its suppliers. Management believes that alternative sources of product are available at comparable terms and conditions. The Company considers numerous factors in supplier selection, including price, payment terms, product offerings and product quality.

     The Company negotiates pricing with suppliers on behalf of all Company-owned and franchise stores and believes that its buying power enables it to receive favorable pricing terms and to more readily obtain high demand merchandise. Although franchise stores are responsible for purchasing their own inventory, franchisees are able to make purchases on the Company's negotiated pricing terms. As the Company adds new stores, the Company believes it will increase the volume of its inventory purchases and benefit further from increased discounts and trade allowances and more favorable payment terms from its suppliers.

     More than 95% of the Company's merchandise is shipped directly from the supplier to the Company's stores. Drop shipment of merchandise provides the Company with flexibility in pursuing new markets without the geographical constraints and costs associated with a central distribution system. Deliveries are processed and inventory items are inspected, sorted and priced in a segregated receiving area in the back of the store (approximately 10% of total gross square feet per store) before being placed on the selling floor. The Company believes that it realizes substantial savings by not maintaining a central distribution system.

     In addition, the Company uses cross-dock distribution for suppliers that will not ship directly to each store, such as overseas suppliers, and to facilitate opportunistic volume purchases by the Company. The Company maintains space for cross-dock distribution in each of the Company's principal metropolitan markets, including Minneapolis/St. Paul, Denver, Oklahoma and Kansas City, for separation and redistribution to the other Paper Warehouse stores within that market. The Company's primary cross dock facility in Minneapolis is designed for the separation and distribution of merchandise system wide.

ADVERTISING AND MARKETING

     The Company maintains aggressive advertising and marketing programs. The Company's strategy of clustering stores in metropolitan markets enables it to cost effectively employ a variety of media. The Company advertises primarily through newspaper and direct mail inserts, television and radio. Paper Warehouse also promotes products through the use of direct mail mini-catalogs, as well as through in-store coupon books and party planning aids.

     The Company's advertising efforts are designed to educate consumers about its convenient store locations, promote the breadth and value of its product offering and increase its name recognition. The Company's advertising consists primarily of full color newspaper and direct mail inserts designed around major holidays and the spring and summer seasons. For fiscal 1997, the Company distributed 19 newspaper and direct mail inserts. Inserts are supplemented by television advertising for Halloween, Christmas and New Year's and by radio advertising for graduation, Easter and the spring season. In addition, Paper Warehouse typically advertises the opening of new stores in newspaper and direct mail inserts and on radio.

     Management has initiated a targeted direct mail program to increase sales for special events. The Company currently mails mini-catalogs of wedding and graduation party goods to brides-to-be and families of high school graduates. Management has recently expanded this direct mail program to other special occasions such as a child's first birthday. The Company also plans to produce a mini-catalog for organizations purchasing basic party and paper goods for commercial or institutional use. The Company's institutional customers include a variety of small businesses, food product companies, schools, synagogues, churches, civic groups and other organizations.

     For fiscal 1997, the Company spent approximately 80% of its marketing budget on full color newspaper and direct mail inserts, approximately 15% for television and radio advertising and the remainder of the budget was used for direct mail mini-catalogs and in-store sales promotions.

INFORMATION SYSTEMS

     The Company's information systems are an important factor in supporting its continued expansion and enhancing its competitive position in the industry. The Company completed the installation of Point of Sale ("POS") terminals in all its Company owned stores in third quarter 1996. The POS terminals allow price lookup and inventory tracking by SKU. By polling transaction data nightly from each store's POS terminals, the system provides daily sales information and inventory levels at the store, department, class and SKU level, allowing the corporate office to monitor daily sales, gross profit, pricing and inventory by SKU across its entire store base. Also, the Company's automatic merchandise replenishment system uses this information to allocate goods to individual stores based on specific SKU requirements.

     The Company entered into an agreement with JDA Software Company in September 1997 to replace its current corporate office software. Implementation began during the third quarter of 1997 and is estimated to be completed during the first quarter of 1998. The JDA retail software package operates on an IBM AS/400 platform, which required the Company to purchase new hardware. Switching hardware platforms provided the Company the benefit of parallel operations during the conversion process. In addition, the Company plans to make extensive use of JDA's Minneapolis consulting office in both the implementation and data conversion process.

     The JDA system supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution, providing management with more sophisticated tools to utilize the information collected by its POS terminals. In addition, the Company plans to develop enhancements such as data warehousing and electronic data interchange to improve the Company's ability to systematically manage its inventory. The Company's current information system is already performing most of these functions, however, management believes JDA will improve the efficiency of these tasks.

FRANCHISING

     The Company has offered franchises of its Paper Warehouse store concept since October 1987. As of January 30, 1998, the Company had 51 franchise stores.

     The Company's 51 franchise stores are located in the following states:



 LOCATION                                                                          NUMBER OF
                                                                                    STORES
                                                                                    ------

 Arizona . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
 Colorado  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
 Florida . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
 Georgia . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
 Illinois  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
 Iowa  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
 Kansas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
 Kentucky  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
 Louisiana . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
 Maryland  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
 Minnesota . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
 Mississippi . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
 Missouri  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
 Montana . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
 Nebraska  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
 Nevada  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
 North Dakota  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
 South Dakota  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
 Tennessee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
 Texas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
 Wyoming . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2

     The Company establishes franchise stores in markets that are not contiguous to metropolitan areas with Company-owned stores. In addition, the Company grants development rights in metropolitan markets where the Company does not plan to open Company-owned stores. The Company believes that these markets typically are not served adequately by the party goods industry. In addition to generating franchise revenues, franchise stores benefit the Company through increased name recognition and increased buying power from its suppliers.

     The Company assists franchisees in all aspects of opening and operating a Paper Warehouse store. During the pre-opening phase, Company support includes site evaluation and assistance with lease negotiations, store build-out assistance, fixture, equipment, supplies and inventory procurement, opening advertisement materials and operational training. The Company provides its franchisees with ongoing services such as business planning, operations and promotional activities. In addition, the Company performs the merchandising process for its franchisees. The Company makes periodic inspections of its franchise stores to ensure that the franchisee is complying with the Company's various requirements and quality standards. The Company generally has not granted franchisees the right to prevent the Company or other franchisees from establishing stores within a particular territory. However, the Company has entered, and may in the future enter, into multiple store development agreements with franchisees granting to them certain exclusive rights to develop stores in specified markets, so long as the franchisee meets a stated development schedule and complies with other provisions of the development agreement and the franchise agreement.

     Paper Warehouse franchise revenues are comprised of initial franchise fees and continuing royalty payments. The Company's current initial franchise fee ranges from $19,000 to $25,000 for new franchisees, depending on the type of store. The Company occasionally negotiates a special rate for developers opening multiple stores. If a franchisee enters into a second or third franchise agreement it may receive a discount on the initial fee associated with the second or third store. Franchisees are also required to pay the Company a continuing royalty equal to a percentage of their weekly gross sales. Historically, this percentage has varied from 3% to 5%. Currently, new franchises pay the Company a continuing royalty of 4% of gross sales.

     The franchisee's initial investment depends primarily upon store size. This investment includes the initial franchise fee, real estate and leasehold improvements, fixtures and equipment, signs, point-of-sale systems, deposits and business licenses, initial inventory, opening promotional expenses and working capital. The Company may also require franchisees to pay a weekly advertising fee not to exceed 1% of gross sales, although to date it has not required such fee. Each franchisee is granted a license from the Company for the right to use certain intellectual property rights, including the mark PAPER WAREHOUSE or PARTY UNIVERSE and related designs. The Company's franchise agreements provide for a ten-year term and often contain conditional renewal options.

COMPETITION

     The party and paper supply retailing business is highly competitive. In order to compete successfully against other party good retailers, the Company believes it must maintain convenient locations, broad merchandise selections, competitive pricing and strong customer service. Paper Warehouse stores compete with a variety of smaller and larger retailers, including specialty party supply retailers such as Party City and Factory Card Outlet, card shops such as Hallmark and designated departments in mass merchandisers, discount retailers, toy stores, drug stores, supermarkets and department stores such as Target and Wal-Mart. Many of these competitors have substantially greater financial resources than the Company.

TRADEMARKS AND SERVICE MARKS

     The marks PAPER WAREHOUSE and PARTY UNIVERSE are federally registered trademarks owned by the Company. The Company is aware of the common law usage of the name PAPER WAREHOUSE by several companies in various parts of the United States, which may prevent the Company from using that name in certain regional markets. In markets where PAPER WAREHOUSE cannot be used by the Company, it intends to use the name PARTY UNIVERSE, for Company-owned and franchise stores. Because of the Company's regional approach to advertising and store clustering, the Company believes that the use of a single trademark within each market is more important to its growth and business strategy than the use of one mark nationally.

GOVERNMENT REGULATION

     As a franchisor, the Company must comply with rules and regulations adopted by the Federal Trade Commission and with state laws that regulate the offer and sale of franchises. The Company also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. These laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibiting interference with the right of free association among franchisees and by regulating illegal discrimination among franchises with regard to charges, royalties or fees. To date, those laws have not precluded the Company from seeking franchisees in any given area and have not had a material adverse effect on the Company's operations.

     All Paper Warehouse stores must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors and difficulties or failures in obtaining the required licenses or approvals, can delay and sometimes prevent the opening of a new store. In addition, the Company must comply with the Fair Labor Standard Act and various state laws governing matters such as minimum wage, overtime and other working conditions. The Company also must comply with the provisions of the Americans with Disabilities Act of 1990, which generally requires that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities.

EMPLOYEES

     As of January 30, 1998, the Company employed approximately 230 full-time and approximately 590 part-time employees. The Company considers its relationships with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

CERTAIN FACTORS

     IN ADDITION FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY.

RISKS ASSOCIATED WITH GROWTH

     The Company's ability to increase its sales and net earnings will depend in part on its ability to open stores in new and existing markets and to operate such stores on a profitable basis. Paper Warehouse, which currently operates 73 Company-owned stores, opened 11 Company-owned stores during fiscal 1996 and nine Company-owned stores during fiscal 1997. In fiscal 1998, Paper Warehouse expects to open approximately 25 Company-owned stores. Over one-half of such stores are planned to be opened in two new geographic markets, Seattle and Omaha. If satisfactory sites are not available in such markets or there is a change in the competitive environment, alternative markets may be selected. One of the Company's primary competitors currently has several stores in one of these markets. This planned expansion represents a significant increase in the number of stores previously opened and operated by the Company.

 RISK OF OPENING NEW STORES

     The Company's planned expansion in both new and existing markets is subject to many risks, including, but not limited to, failure to identify suitable markets, the unavailability of suitable sites on acceptable lease terms and the failure to obtain qualified management and other store personnel. Operating stores in new geographic markets may present competitive and merchandising challenges that are different from those currently faced by the Company in its existing geographic markets. Such challenges include adapting to local tastes and customs as well as competing against local established and familiar businesses, that may have innovative or other unique techniques for marketing party supplies and paper goods. The Company's expansion plans may also place significant demands on the Company's management, financial controls, operations and information systems and may cause the Company to incur higher costs relating to marketing and operations. The Company's expansion plans will also require an increase in Company personnel, particularly store managers and sales associates to operate the Company's new stores. There can be no assurance that the Company will be able to continue to attract, develop, train and retain the personnel necessary to pursue and maintain its growth and business strategies.

     The Company's continued growth will depend on its ability to increase sales in its existing stores. The opening of additional Company-owned stores in existing markets could reduce sales from existing stores located in or near those markets. Although the Company believes it has planned carefully for the implementation of its expansion program, there can be no assurance that such plans can be executed as presently envisioned or that the implementation of those plans will not have an adverse effect on the Company's business, financial condition and results of operations.

 POTENTIAL NEED FOR ADDITIONAL FINANCING

     The Company currently intends to finance new stores with cash generated from operations, proceeds from the Company's initial public offering, payment terms from vendors and available borrowings. The Company believes that funds from these sources will be sufficient to finance the Company's growth plan to open approximately 25 stores in fiscal 1998. To the extent that the funds generated from the sources described above are insufficient to finance the Company's growth plans, the Company would need to raise additional funds through debt or equity financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company.

RISK OF POTENTIAL ACQUISITIONS

     As part of its growth strategies, the Company periodically considers strategic acquisitions of other retail stores or chains in the party supply industry. As of the date of this Annual Report on Form 10-K, the Company has no existing agreements or commitments to affect any material acquisitions. There can be no assurance that suitable acquisition candidates will be identified, that acquisitions can be consummated or that new stores acquired through such acquisitions can be operated profitably or integrated successfully into the Company's operations. Further, growth through acquisition entails certain risks to the Company, including unanticipated business uncertainties, including diversion of management attention, legal liabilities and significant costs and expenses to the Company to complete the acquisition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF SEASONAL AND QUARTERLY REVENUE AND OPERATING FLUCTUATIONS

     The Company's results of operations have historically fluctuated from quarter to quarter for such reasons as seasonal variations in revenues and operating expenses, the amount and timing of revenues contributed by new Company-owned and franchise stores, the costs associated with the opening of new stores and expenses incurred to support the Company's expansion strategy. As a result of these seasonal variations, a significant portion of the Company's operating income is generated in the second and fourth fiscal quarters. Historically, the Company has engaged in more promotional activity during the third quarter than the second quarter which results in reduced operating income for the third quarter as compared to the second quarter. Any factors negatively affecting the Company during the second and fourth fiscal quarters could have a material adverse effect on the Company's financial condition and results of operations for the entire fiscal year. Further, as a result of the seasonality of the Company's revenue, the Company expects to incur a loss in the first quarter of each year for the foreseeable future.

RISKS ASSOCIATED WITH FRANCHISEES

     During fiscal 1998 the Company plans to establish between approximately 15 new franchise stores. The continued growth and success of the Company is dependent in part upon its ability to attract, contract with and retain qualified franchisees and the ability of those franchisees to operate their stores successfully and promote and develop the Paper Warehouse store concept. Although the Company has established criteria to evaluate prospective franchisees and the Company's franchise agreements include certain operating standards, each franchisee operates its store independently and the Company is limited in its ability to influence day-to-day store operations. There can be no assurance that franchisees will be able to operate Paper Warehouse stores successfully in their franchise areas in a manner consistent with the Company's concepts and standards. Accordingly, the Company's franchisees could operate their stores in a manner that damages the Company's reputation and, by reducing the gross revenues of such stores, reduce the franchise revenue received by the Company.

FAILURE TO ANTICIPATE AND/OR RESPOND TO MERCHANDISING TRENDS

     The Company's success depends, in part, on its ability to anticipate and respond, in a timely manner, to changing merchandise trends and consumer demands. The Company makes merchandising decisions well in advance of the seasons when such merchandise will be sold. Accordingly, any delay or failure by the Company in identifying and responding to emerging trends could adversely effect consumer acceptance of the merchandise in the Company's stores, which would have a material adverse effect on the Company's business, financial condition and results of operations. Certain licensed products sold by the Company are in great demand for short time periods making it difficult to project inventory needs for such products. Significant deviations from projected demand for its products, in particular licensed products, could have a material adverse effect on the Company's business, financial condition and results of operations, either from lost sales due to insufficient inventory, higher carrying costs associated with slower turning inventory or reduced or eliminated margins due to the need to mark down excess inventory.

HIGHLY COMPETITIVE MARKET

     The party supplies and paper goods retailing business is highly competitive. Paper Warehouse stores compete with a variety of smaller and larger retailers, including specialty party supply retailers (including other superstores), card shops and designated departments in mass merchandisers, discount retailers, toy stores, drug stores, supermarkets and department stores. Many of the Company's competitors have substantially greater financial and personnel resources than the Company. The Company may also encounter additional competition from new entrants in the future in the Company's existing or planned new markets. Increased competition by existing or future competitors may have a material adverse effect on the Company.

DEPENDENCE ON SUPPLIERS

     The Company purchases its merchandise from approximately 150 suppliers. In fiscal 1997, the Company's largest supplier represented approximately 11% of the Company's purchases and the eight largest suppliers accounted for approximately 52% of the Company's purchases. The Company's future success is partially dependent upon its ability to maintain good relationships with its principal suppliers. Many of the Company's principal suppliers currently provide the Company with certain incentives, such as volume purchasing allowances and trade discounts. A reduction or discontinuance of these incentives could have a material adverse effect on the Company. The Company does not have long-term contracts with any of its suppliers, and any supplier could discontinue selling to the Company at any time. While the Company believes its supplier relationships are good, the failure by the Company to maintain good relationships with its principal suppliers could have a material adverse effect on the Company's business, financial condition or results of operations.

EFFECT OF CHANGES IN CONSUMER PREFERENCES AND ECONOMIC CONDITIONS

     The party goods business would be adversely affected if consumer demand for single-use, disposable party goods were to diminish. For example, if cost increases in raw materials such as paper or plastic were to cause the Company's prices to increase significantly, consumers might decide to forgo the convenience associated with single-use, disposable products and use standard dinnerware and flatware. Similarly, changes in consumer preferences away from disposable products and in favor of reusable products for environmental or other reasons could reduce the demand for the Company's products. In addition, future adverse changes in economic conditions affecting disposable consumer income, such as employment levels, the rate of inflation, interest rates and taxation, could have an adverse effect on the party good business. Because its operations are located principally in four metropolitan areas, the Company is also subject to certain regional risks, such as the economy, weather conditions, natural disasters and governmental regulations. If any region in which the Company operates stores were to suffer an economic downturn or other adverse regional events were to occur, there could be an adverse impact on the Company's sales and profitability and its ability to implement its planned expansion programs.

GOVERNMENT REGULATION

     The Company, as a franchisor, is subject to regulation by the Federal Trade Commission and also must comply with state laws regulating the offer and sale of franchises and limiting the Company's ability to terminate or refuse to renew franchises. The failure to obtain or maintain approvals to sell franchises could adversely affect the Company. The Company and its franchisees are subject to laws governing their relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Because a significant number of the Company's employees are paid at rates related to the federal minimum wage, increases in the minimum wage would increase the Company's labor costs.

CONTROL BY MANAGEMENT; POSSIBLE ANTI-TAKEOVER EFFECT

     Yale T. Dolginow, President and Chief Executive Officer, and Brent D. Schlosser, Executive Vice President, own or have the right to vote and control the disposition of 48.39% of the Company's outstanding Common Stock. Accordingly, these persons, acting together, will have the ability to elect the Company's directors and determine the outcome of other corporate actions requiring shareholder approval, regardless of the vote of the other shareholders. Such control by existing shareholders could have the effect of delaying, deferring or preventing a change in control of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price for the Company's Common Stock may be volatile and fluctuate depending on various factors, including the general economy, stock market conditions, analyst recommendations, news announcements concerning the Company or the party supplies and paper goods industry, variations in the Company's quarterly and annual operating results and other factors. The stock market in general, and the market for shares of small capitalization stocks in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely effect the market price of the Common Stock.

POSSIBLE ISSUANCES OF PREFERRED STOCK; ANTI-TAKEOVER EFFECT OF MINNESOTA LAW

     Pursuant to the Company's Amended and Restated Articles of Incorporation, the Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of any shares of the Company's preferred stock and to issue such stock without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights and preferences of the holders of any shares of preferred stock that the Board of Directors may create and issue in the future. The issuance of any such preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. In addition, certain provisions of Minnesota law applicable to the Company could have the effect of discouraging certain attempts to acquire the Company, which could deprive the Company's shareholders of opportunities to sell their shares of Common Stock at prices higher than prevailing market prices and may also have a depressive effect on the market price of the Company's Common Stock.

S CORPORATION STATUS; DISTRIBUTIONS

     Since 1993 and until the Company's initial public offering, the Company was treated as an S corporation under the Internal Revenue Code of 1986 as amended (the "Code"). In connection with the public offering, the Company converted to a "C" corporation in November 1997. The Company believes that it has met the S corporation requirements and, as of the date hereof, the Internal Revenue Service (the "IRS") and other applicable state taxing authorities have not challenged the Company's S corporation status. If, for any reason, the Company were subsequently determined by the IRS or other applicable state taxing authorities not to have met S corporation requirements, the Company could be liable to pay corporate taxes on its income at the effective corporate tax rate for all or a part of the period from February 1, 1993 through the consummation of the public offering, plus interest and possibly penalties.

ITEM 2.  PROPERTIES

     Paper Warehouse currently leases the locations for its 73 Company-owned stores. The Company purchased an approximate 25,000 square foot building for its headquarters and cross-dock distribution facility in St. Louis Park, Minnesota in 1995. As of January 30, 1998, the secured debt on such property was $911,079, of which $504,143 was owed to Richfield Bank & Trust Co. and $407,566 was owed to the U.S. Small Business Administration. Richfield Bank & Trust Co. holds a first mortgage on such property and the U.S. Small Business Administration holds a second mortgage. The Company anticipates that its new Company-owned stores will typically have ten-year leases with at least one five-year renewal option.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 30, 1998.

                        EXECUTIVE OFFICERS OF THE REGISTRANT

     YALE T. DOLGINOW, age 55, has been President, Chief Executive Officer and a director of the Company since 1986. From 1982 to 1986, he served as President and Chief Executive Officer of Carlson Catalog Showrooms, Inc., which was a chain of 59 catalog showrooms located throughout the Midwest. From 1981 to 1982, Mr. Dolginow served as Assistant to the President of Dayton Hudson Corporation. From 1978 to 1980, Mr. Dolginow served as President of Modern Merchandising, Inc., a 70 store retail chain operating in several markets, and as Executive Vice President from 1977 to 1978. From 1968 until 1976, Mr. Dolginow was the Chief Executive Officer and President of Dolgin's, Inc., a chain of catalog showroom stores which operated in the Kansas City and St. Louis metropolitan markets. Mr. Dolginow and Diane C. Dolginow are husband and wife.

     BRENT D. SCHLOSSER, age 44, has been Executive Vice President and a director of the Company since 1986. From 1982 to 1986, he served in various capacities, including Vice President Marketing/Buying and Executive Vice President Marketing/Merchandising, at Carlson Catalog Showrooms, Inc. From 1977 to 1982, he served as Director of Marketing for Modern Merchandising, Inc. From 1975 to 1977, Mr. Schlosser was advertising director for Dolgin's, Inc.

     CHERYL W. NEWELL, age 45, has been Vice President and Chief Financial Officer of the Company since August 1997. From 1991 to August 1997, Ms. Newell was a Vice President with the Corporate Banking Group at U.S. Bancorp, a bank holding company, responsible for management of desktop technology, disaster recovery and training and development. From 1986 to 1991 Ms. Newell was a Vice President with Citicorp, a bank holding company. From 1976 to 1986, Ms. Newell was a Vice President at Norwest Bank.

     DIANE C. DOLGINOW, age 54, has been a director of the Company since 1986 and Secretary since August 1997. Ms. Dolginow was a director of Dolgin's Inc. from 1968 to 1976, and since 1994 has been a director on the National Advisory Board of School of Education at University of Kansas. Ms. Dolginow and
Mr. Dolginow are husband and wife.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                             PRICE RANGE OF COMMON STOCK

     The Company completed its initial public offering on November 27, 1998. Since that date the Common Stock has been quoted on the Nasdaq National Market under the symbol PWHS.

     The following table summarizes the high and low sale prices per share of the Common Stock for the periods indicated, as reported on the Nasdaq National
Market:

     1997                                              HIGH        LOW
     Fourth Quarter (since November 27, 1997). . . .   $8.625      $5.875

     On April 21, 1998, the last reported sale price for the Common Stock was $6.00 per share. As of April 21, 1998, the Company had approximately 50 record holders of Common Stock.

     The Company has never paid any cash dividends with respect to its Common Stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The Selected Financial Data presented below should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected financial data as of and for the five years ended January 30, 1998 have been derived from the financial statements of the Company audited by KPMG Peat Marwick LLP, independent certified public accountants.

                       SUMMARY OF FINANCIAL AND OPERATING DATA
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             1993         1994           1995           1996           1997
                                                             ----         ----           ----           ----           ----
 STATEMENT OF EARNINGS DATA:
   Revenues  . . . . . . . . . . . . . . . . . . . . .      $18,218      $24,084        $33,478        $43,002         $52,949
   Operating income  . . . . . . . . . . . . . . . . .        1,096        1,494          1,781          2,080             983
   Net income  . . . . . . . . . . . . . . . . . . . .          980        1,281          1,286          1,303            (191)
   Pro forma net income(1) . . . . . . . . . . . . . .          608          794            797            808            (207)
   Pro forma net income per share(1) . . . . . . . . .         0.24         0.32           0.32           0.32           (0.08)
 OPERATING DATA:
   Number of stores open at end of period:
      Company-owned stores . . . . . . . . . . . . . .           40           42             55             64              73
      Franchise stores . . . . . . . . . . . . . . . .           21           29             53             50              51
      Remodeled stores . . . . . . . . . . . . . . . .            9            8              8              1               3
   Comparable store sales increase(2). . . . . . . . .          8.8%        16.6%          13.6%(3)        7.8%(3)         8.0%

 BALANCE SHEET DATA:                                         1993         1994           1995           1996           1997
                                                             ----         ----           ----           ----           ----
   Working capital . . . . . . . . . . . . . . . . . .      $   979      $ 2,301        $   925        $ 1,701         $ 9,383
   Total assets  . . . . . . . . . . . . . . . . . . .        5,517        8,211         14,934         16,270          21,017
   Total debt(4) . . . . . . . . . . . . . . . . . . .        1,853        3,619          8,021         11,240           1,217
   Total stockholders' equity  . . . . . . . . . . . .        2,328        2,646          3,124          1,793          14,594

-----------
(1) Since February 1, 1993, the Company had been an S corporation and during this period was not generally subject to corporate income taxes. The statement of earnings data during this period reflects a pro forma provision for income taxes as if the Company were subject to corporate income taxes for such periods. This pro forma provision for income taxes is computed using a combined federal and state tax rate of 38%.

(2) Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations. Stores in which retail square footage is increased more than 50%, or stores which are relocated, are no longer included in the comparable store sales base until 12 months have passed.

(3) For purposes of computing the increase in comparable store sales, this computation assumes fiscal 1995 was a 52 week year.

(4)  Total debt consists of total current and long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and its liquidity and capital resources should be read in conjunction with "Selected Financial Data" and the Financial Statements and notes thereto included elsewhere in this Form 10-K.

OVERVIEW

     Paper Warehouse is a growing chain of stores specializing in party supplies and paper goods operating under the names Paper Warehouse and Party Universe. The current management team purchased the business in 1986 and incorporated the Company in Minnesota in 1987. At the time of the acquisition, the Company consisted of three stores located in the Minneapolis/St. Paul metropolitan area. In 1987, the Company began granting franchises. Over the past ten years, the Company has grown to an aggregate of 124 stores, including 73 Company-owned stores and 51 franchise stores throughout 23 states. In growing the number of Company-owned stores, management has employed a strategy of clustering stores in the Company's principal markets to provide its customers with convenient store locations, expand its total market share and achieve favorable economies of scale.

     The Company completed its initial public offering on November 28, 1997.
The total offering was for 1,778,000 shares of Common Stock, of which 1,778,000 were offered by the Company. Proceeds to the Company, net of offering expenses, were approximately $11.7 million. On December 24, 1997, the underwriters partially exercised their over allotment option and the Company sold an additional 207,800 shares of Common Stock. Proceeds to the Company, net of offering expenses, were approximately $1.4 million. The proceeds from the sale of Common Stock were used to retire the Company's revolving line of credit, prepay subordinated debt, and retire other existing indebtedness. The balance of the proceeds will be used to finance new store openings and fund further expansion.

     Prior to November 28, 1997, the Company elected to be treated for federal and state income tax purposes as an "S" corporation under the Internal Revenue Code of 1986, as amended, and comparable state tax laws. For the purpose of discussion and analysis, the Company has presented a pro forma tax provision and pro forma net income. These pro forma amounts represent what the income tax provision and the net income would have been if the Company had been a "C" corporation and thus was subject to Federal income taxation for the entire period. This pro forma provision is computed using a combined Federal and state income tax rate of 38%.

     Total revenue consists of Company-owned store sales and franchise revenues. Franchise revenues are generated from royalties received on sales, generally 4% of the store's sales, and initial franchise fees, which are recognized at the time the franchisee signs a lease for the store. Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations. Stores in which retail square footage is increased more than 50%, or stores that are relocated, are no longer included in the comparable store sales base until 12 months have passed. Cost of goods sold includes the direct cost of merchandise, plus handling and distribution, coupon costs, and certain occupancy costs. Store operating expenses include all costs incurred at the store level, such as advertising, credit card processing fees, and store payroll. General and administrative expenses include corporate administrative expense for Company-owned stores and expenses relating to franchising, primarily payroll, legal, travel, and advertising.

     The Company has determined that the impact of the Year 2000 issues is not material, because its mission critical operations are Year 2000 compliant. Management has determined that any additional modifications will not have a material impact on its business, operations, or financial condition.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales and the number of stores open at the end of each period:

                                            FISCAL    FISCAL       FISCAL
                                             1997      1996         1995
                                            ------    ------       ------
 Revenues:

   Company-owned stores  . . . . . . . . .   97.8%     97.4%        96.8%

   Franchise related fees  . . . . . . . .    2.2       2.6          3.2
                                            -----     -----        -----

     Total Revenue . . . . . . . . . . . .  100.0     100.0        100.0
                                            -----     -----        -----

 Costs and Expenses:

   Costs of Products sold and occupancy
    costs . . . . . . . . . . . . . . . . .  66.0      65.0         65.4

    Store operating expenses . . . . . . .   21.7      20.3         19.0

    General and administrative expenses. .   10.4       9.9         10.3

    Operating income . . . . . . . . . . .    1.9       4.8          5.3

 Interest expense, net of interest income     1.5       1.8          1.5

 Expenses of canceled acquisition  . . . .    0.5       0            0

     Income before extraordinary Item  . .   (0.1)      3.0          3.9

 Extraordinary item, net . . . . . . . . .   (0.2)      0            0

     Earnings before tax . . . . . . . . .   (0.3)      3.0          3.9

 Income taxes (Benefit)  . . . . . . . . .    0.0       1.2          1.5

     Net income. . . . . . . . . . . . . .   (0.3)%     1.9%         2.4%
                                            -----     -----        -----
                                            -----     -----        -----
 Number of Stores                             124       114          108

FISCAL YEAR 1997 (52 WEEKS) COMPARED TO FISCAL YEAR 1996 (52 WEEKS)

     REVENUE. Company-owned store revenue increased 23.6% to $51.8 million for fiscal 1997 from $41.9 million for fiscal 1996. This increase was partially attributable to an increase in the number of Company-owned stores from 64 stores at the end of fiscal 1996 to 73 stores at the end of fiscal 1997. Approximately $3.0 million of the increase in revenues was attributable to comparable store sales increases and approximately $6.9 million was attributable to new and remodeled Company-owned stores. Comparable store sales increased 8.0% for the fiscal year ended 1997 compared to the prior period.

     The number of franchise stores increased to 51 stores at the end of fiscal 1997 from 50 franchise stores at the end of fiscal 1996. Franchise revenue increased 4.6% to $1.1 million for fiscal 1997 from $1.1 million for fiscal 1996. Initial franchise fees decreased 57.0% or $94,000 due to a reduction in the number franchise store openings in fiscal 1997. The decrease in initial franchise fees was offset by increased royalty payments resulting from increased sales in the franchise stores. Royalty payments average 4% of sales in the franchise stores.

     COST OF GOODS SOLD. Cost of goods sold for fiscal 1997 was $35.0 million or 67.5% of Company-owned store revenue, as compared to $27.9 million or 66.7% of Company-owned store revenue for fiscal 1996. Cost of goods sold reflects the direct cost of merchandise and store occupancy costs, including rent, common area maintenance costs, and real estate taxes. The increase as a percentage of Company-owned store revenue is primarily related to increases in occupancy costs, particularly increases in real estate taxes and common area maintenance charges.

     STORE OPERATING EXPENSES. Store operating expenses for fiscal 1997 were $11.5 million or 22.2% of Company-owned store revenue, as compared to $8.7 million or 20.8% of Company-owned store revenue in fiscal 1996. The increase as a percentage of Company-owned store revenue was primarily attributable to increases in store labor, advertising, and credit card fees. The largest increase was in payroll and related benefits, resulting from an increase in the federal minimum wage in third quarter and a tight labor market, especially in third and fourth quarter, which caused hourly labor rates to increase. Advertising increased during the important Halloween and Christmas selling seasons. A new poster flyer concept was introduced for Halloween. Credit card fees also increased as a result of a change in Company strategy in late fiscal 1996 to begin accepting credit cards. The roll out of credit card acceptance was completed in mid 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.5 million or 10.4% of total revenue in fiscal 1997 compared to $4.2 million or 9.9% in fiscal 1996. The increase in general and administrative expenses is primarily attributable to necessary infrastructure and additional staff to support the growing Company-owned store base. Additionally, the Company increased its senior management team with key additions in fiscal 1997.

     INTEREST EXPENSE. Interest expense, net of interest income, increased $26,000 to $798,000, or l.5% of total revenues in fiscal 1997 from $772,000 or 1.8% of total revenues, in fiscal 1996. The Company used the net proceeds of its initial public offering to repay certain bank debt, subordinated debt, and shareholder notes, resulting in the Company changing to a "net investor" rather than a "net borrower" at fiscal year end.

     EXTRAORDINARY ITEM AND EXPENSES OF CANCELED ACQUISITION. As a result of the early retirement of the Subordinated Notes in connection with the Company's initial public offering, the Company incurred a one-time charge to earnings, in the fourth quarter, of approximately $183,000 for the unamortized portion of the Company's expenses related to issuance of the Subordinated Notes. Additionally, the Company took a fourth quarter charge of $261,000 related to the expenses associated with the proposed acquisition of The Paper Factory of Wisconsin, Inc. by Paper Warehouse, which was terminated January 26, 1998.

    PRO FORMA NET INCOME (LOSS). As a result of the factors discussed above, pro forma net income decreased to ($207,000) in fiscal 1997 from pro forma net income of $808,000 in fiscal 1996. Pro forma net income includes a provision for federal and state income taxes.

FISCAL YEAR 1996 (52 WEEKS) COMPARED TO FISCAL YEAR 1995 (53 WEEKS)

     REVENUE. The number of Company-owned stores increased to 64 at the end of fiscal 1996 from 55 Company-owned stores at the end of fiscal 1995. Company-owned store revenue increased 29.2% to $41.9 million for fiscal 1996 from $32.4 million for fiscal 1995. Of this increase, approximately $2.0 million was attributable to comparable store sales increases and approximately $7.5 million is attributable to new and remodeled Company-owned stores. For purposes of computing the increase in comparable store sales, this calculation assumes fiscal 1995 was a 52 week year. Comparable store sales increased 7.8% for the fiscal year ended 1996 compared to the prior period.

     The number of franchise stores decreased to 50 franchise stores at the end of fiscal 1996 from 53 franchise stores at the end of fiscal 1995. During fiscal 1996, one of the Company's franchisees, a catalog showroom chain operating franchise stores as designated departments within 12 of its stores, ceased business. As a result of this action, these franchise stores, which contributed $61,000 in franchise revenues to the Company in fiscal 1996, ceased operating. Franchise revenue increased 4.3%, to $1.1 million for fiscal 1996 from $1.1 million for fiscal 1995. Initial franchise fees decreased $320,000 due to a reduction in franchise store openings in the fiscal 1996. The decrease in initial franchise fees was offset by increased royalty payments resulting from increased sales in the franchise stores.

     COST OF GOODS SOLD. Cost of goods sold for fiscal 1996 was $27.9 million, or 66.7% of Company-owned store revenue, as compared to $21.9 million, or 67.5%, of Company-owned store revenue for fiscal 1995. The decrease as a percentage of Company-owned store revenue was primarily attributable to greater volume discounts and more favorable pricing from vendors.

     STORE OPERATING EXPENSES.  Store operating expenses for 1996 were
$8.7 million, or 20.8% of Company-owned store revenue, as compared to $6.4 million, or 19.6% of Company-owned store revenue in fiscal 1995. The increase as a percentage of Company-owned store revenue was primarily attributable to increases in store labor, advertising, utilities, and depreciation. Store labor increased due to the increase in minimum wage, and increased management staff at larger stores.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4.2 million compared to $3.5 million in fiscal 1995. The increase in general and administrative expenses was primarily due to an increase in the number of stores.

     INTEREST EXPENSE. Interest expense, net of interest income, increased $282,000 to $772,000, or 1.8% of total revenue in fiscal 1996 from $490,000, or
1.5% of total revenue, in fiscal 1995. The increase is due to greater bank borrowing, used to finance the Company's growth.

     PRO FORMA NET INCOME. As a result of the factors discussed above, pro forma net income increased 1.4%, to $808,000, or 1.9% of total revenue in fiscal 1996 from $797,000, or 2.4% of total revenue in fiscal 1995. Pro forma net income includes a provision for federal and state income taxes.

SEASONALITY

     The Company's results of operations have historically fluctuated from quarter to quarter for such reasons as seasonal variations in revenues and operating expenses, the amount and timing of revenues contributed by new Company-owned and franchise stores, the costs associated with the opening of new stores, and expenses incurred to support the Company's expansion strategy. As a result of these seasonal variations, a significant portion of the Company's operating income is generated in the second and fourth fiscal quarters. Historically, the Company has engaged in more promotional activity during the third quarter than the second quarter, which results in reduced operating income for the third quarter as compared to the second quarter. Any factors negatively affecting the Company during the second and fourth fiscal quarters could have a material adverse effect on the Company's financial condition and results of operations for the entire fiscal year. Further, as a result of the seasonality of the Company's revenue, the Company expects to incur a loss in the first quarter of each year for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for ongoing operations, principally inventory, and capital improvements to support the opening of new Company-owned stores and the remodeling of existing Company-owned stores.
The Company's primary sources of liquidity have been met by cash from operations, payment terms from vendors, borrowings under its revolving line of credit, the Subordinated Notes and proceeds from the Company's initial public offering.

     For fiscal 1997 and fiscal 1996, the Company's working capital was $9.4 million and $1.7 million, respectively. Cash provided by operating activities for each of the last three fiscal years was $746,000, $85,000, and $394,000, respectively. The increase in cash provided by operating activities in fiscal 1997 compared to fiscal 1996 was primarily attributable to an increase in accounts payable and accrued liabilities. In each of these periods, $1.6 million, $1.9 million, and $3.1 million, respectively, was used to increase inventory levels to support new and existing Company-owned stores.

     For fiscal 1997, and fiscal 1996, the Company's accounts payable were $3.0 million and $2.1 million, respectively. The increase in accounts payable was primarily attributable to increased merchandise inventory. Historically, the amount of the Company's obsolete inventory has been minimal.

     Net cash used in investing activities for fiscal 1997, fiscal 1996, and fiscal 1995 was approximately $2.5 million, $1.2 million, and $3.5 million, respectively. These expenditures were primarily to open and remodel existing Company-owned stores and to upgrade the Company's information systems.

     For fiscal 1997, the Company spent approximately $2.4 million on capital expenditures, which included approximately $1.6 million on new stores and other capital expenditures and $820,000 on information systems upgrades. As a result of these information system upgrades, the Company does not anticipate that it will incur material liabilities with respect to year 2000 costs. The Company currently plans to open approximately 25 Company-owned stores in fiscal 1998. Total capital expenditures in fiscal 1998 are estimated to be $3.9 million. These capital expenditures will be for new store openings, fixturing and remodeling existing stores, and information systems. The Company intends to continue to finance all of its new stores with long-term operating leases, assuming availability and reasonable terms.

     Net cash provided from financing activities for fiscal 1997, fiscal 1996, and fiscal 1995 was $3.5 million, $585,000, and $3.6 million, respectively. Cash provided by financing activities in fiscal 1997 was primarily from the Company's initial public offering. Cash provided by financing activities in fiscal 1996 was primarily provided by shareholder notes, which were repaid with the proceeds of the initial public offering.

     In January 1997, the Company entered into a new $7.5 million revolving credit facility. The credit facility accrues interest at the bank's base rate plus 0.5% and expires on May 31, 1999. The credit facility is secured by substantially all the assets of the Company. The Company is required to maintain certain customary covenants. Advances under the revolving line of credit bear interest at the bank's prime rate (8.5% at January 31, 1998) plus
 .50% and are collateralized by all assets of the Company. The credit facility contains various covenants including, among others, the maintenance of certain debt to net worth and current ratios, and minimum net income and net worth. At January 30, 1998, the Company was in compliance with its loan agreement. There was no outstanding balance under the facility on January 30, 1998. The credit facility also prohibits the Company from paying dividends except for distributions in connection with the termination of its S corporation status. The initial borrowings of this facility were used to retire in full the outstanding balance under the Company's previous credit facility.

     The Company anticipates opening approximately 25 Company-owned stores during fiscal 1998, using a combination of its existing cash and operating cash flow, funds available under the Company's revolving credit facility, and/or remaining proceeds from its initial public offering. In addition, the Company may seek to acquire existing stores from franchisees. At present, the Company has no agreement to acquire any franchise store. The Company expects that the average new store cost for Company-owned stores will continue to be approximately $135,000. These expenditures include approximately $80,000 for fixtures and equipment, including point of sale equipment, and $55,000 for store inventory, net of accounts payable. Pre-opening expenses are expensed as incurred. The Company typically leases space ranging from 8,500 to 9,500 square feet and seeks to lease sites rather than own real estate.

     Out of its planned 25 Company-owned stores to be opened in fiscal 1998, as of March 31, 1998, the Company has signed leases for ten locations. Most of the leases are for 10-year terms, with five-year renewal options.

     The Company believes the proceeds from its initial public offering, its cash flow from operations, and its borrowing capacity under its revolving credit facility will be adequate to handle its cash requirements through fiscal 1999.

INFLATION

     The Company believes that inflation has not had a material impact upon its historical operating results, and does not expect it to have such an impact in the future. There can be no assurance that the Company's business will not be affected by inflation in the future.

USE OF INITIAL PUBLIC OFFERING PROCEEDS

     On November 25, 1997 the Company commenced an initial public offering of shares of its Common Stock in the United States. The Company's registration statement on Form S-1 (Registration No. 333-36911) with respect to the Offering was declared effective by the Securities and Exchange Commission on November 20, 1997. All 1,778,000 shares were offered and sold by the Company. As part of the Offering, the Company and a Selling Shareholder granted to the underwriters an over-allotment option to purchase up to an additional 266,700 shares of Common Stock. On December 24, 1997, the underwriters partially exercised the over-allotment, purchasing 207,800 shares of Common Stock from the Company. The offering price of the 1,985,800 shares of Common Stock (including the over allotment) was $7.50 per share. The proceeds to the Company, after deduction of the underwriting discount and expenses associated with the Offering, were $13.1 million.

     Through January 30, 1998, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the Offering, including the underwriter's over-allotment, was approximately $1.7 million. This includes underwriting discounts and commissions (of approximately $1.0 million) and expenses paid for accounting, legal, printing, and other expenses.

     The sole underwriter for the offering was Dain Rauscher Incorporated (f/k/a Dain Bosworth Incorporated). As sole underwriter for the offering, Dain Rauscher received all of the underwriting commissions and discounts paid by the Company.

     During the period from November 28, 1997, through January 30, 1998, the net proceeds of the offering have been applied as follows: (i) to repay borrowings outstanding under the Company's revolving credit facility in the amount of $5.8 million, (ii) to prepay the 10% Subordinated Notes due November 30, 2004 in the amount of $2.1 million, and
(iii) to repay shareholder notes in the amount of $2.1 million to Yale T. Dolginow and Brent D. Schlosser. The remaining $3.1 million will be used for other general corporate purposes.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included herein and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other capital spending, financing sources, and competition.

     Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, general economic conditions, and changes in federal or state laws or the administration of such laws.


ITEM 8.  FINANCIAL STATEMENTS

                                                                      Page(s)
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .F-1
Financial Statements:
     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . .F-2

     Consolidated Statements of Operations . . . . . . . . . . . . . . .F-3

     Consolidated Statements of Stockholders' Equity . . . . . . . . . .F-4

     Consolidated Statements of Cash Flow. . . . . . . . . . . . . . . .F-5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . F-6-14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended January 30, 1998, and forwarded to stockholders prior to the Company's 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 1997 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Other Matters," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 1997 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors," is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 1997 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1) Financial Statements:


               PAPER WAREHOUSE, INC. AND SUBSIDIARY

               Consolidated Financial Statements

               January 30, 1998 and January 31, 1997

PAPER WAREHOUSE, INC.

TABLE OF CONTENTS
------------------------------------------------------------------------------

                                                                        Page(s)
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .    1

Financial Statements:
     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .    2

     Consolidated Statements of Operations . . . . . . . . . . . . . .    3

     Consolidated Statements of Stockholders' Equity . . . . . . . . .    4

     Consolidated Statements of Cash Flows . . . . . . . . . . . . . .    5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    6-14

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Paper Warehouse, Inc.:


We have audited the accompanying consolidated balance sheets of Paper Warehouse, Inc. and subsidiary (the Company) as of January 30, 1998 and January 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paper Warehouse, Inc. and subsidiary as of January 30, 1998 and January 31, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 1998, in conformity with generally accepted accounting principles.

                                                       /s/ KPMG Peat Marwick LLP
March 24, 1998

PAPER WAREHOUSE, INC.

Consolidated Balance Sheets

January 30, 1998 and January 31, 1997

--------------------------------------------------------------------------------
                                                  January 30,     January 31,
                            ASSETS                   1998            1997
--------------------------------------------------------------------------------
Current assets:
  Cash                                           $  2,059,737        357,167
  Inventories, net                                 11,161,549      9,568,680
  Accounts receivable, net                            451,937        261,424
  Prepaid expenses and other current assets           153,968        119,053
--------------------------------------------------------------------------------

Total current assets                               13,827,191     10,306,324

Property and equipment, net                         6,798,228      5,461,219

Other assets, net                                     391,918        502,639
--------------------------------------------------------------------------------

                                                 $ 21,017,337     16,270,182
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
  Notes payable-line of credit                           -         5,870,000
  Current maturities of long-term debt                305,585         22,015
  Current maturities of capital lease obligation      179,671
  Accounts payable                                  2,989,016      2,122,285
  Accrued liabilities:
     Payroll and related expenses                     369,486        268,046
     Accrued expenses                                 349,718         84,549
     Accrued interest                                  10,317         17,407
     Other                                            240,765        220,884
--------------------------------------------------------------------------------

Total current liabilities                           4,444,558      8,605,186
--------------------------------------------------------------------------------

Capital lease obligation, less current maturities     355,927          -
Related party notes payable                              -         2,136,193
Long-term debt, less current maturities               911,409      3,211,575
Deferred rent credits and other                       711,659        524,694
--------------------------------------------------------------------------------

Total liabilities                                   6,423,553     14,477,648

Stockholders' equity:
  Serial preferred stock, 10,000,000
    shares authorized; none issued
    or outstanding                                       -             -
  Common stock, $.01 par value. Authorized
    40,000,000 shares; issued and
    outstanding 4,557,187 and 2,202,818
    shares, respectively                               45,572         22,028
  Additional paid-in capital                       13,683,807        572,472
  Retained earnings                                   864,405      1,198,034
--------------------------------------------------------------------------------

Total stockholders' equity                         14,593,784      1,792,534
Commitments and contingencies (note 5)
--------------------------------------------------------------------------------

                                                  $21,017,337     16,270,182
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC.

Consolidated Statements of Operations

Years ended January 30, 1998, January 31, 1997 and February 2, 1996

---------------------------------------------------------------------------------------------------------

                                                      January 30,         January 31,         February 2,
                                                         1998                1997                1996
---------------------------------------------------------------------------------------------------------
Revenue:
  Company-owned stores                                $51,787,842          41,892,173          32,414,215
  Franchise related fees                                1,161,097           1,109,737           1,064,092
---------------------------------------------------------------------------------------------------------

Total revenue                                          52,948,939          43,001,910          33,478,307

Costs and expenses:
  Costs of products sold and occupancy costs           34,966,018          27,946,561          21,879,566
  Store operating expenses                             11,484,271           8,732,589           6,367,150
  General and administrative expenses                   5,515,491           4,242,960           3,450,737
---------------------------------------------------------------------------------------------------------

Operating income                                          983,159           2,079,800           1,780,854

Interest expense                                         (797,567)           (771,549)           (489,891)
Expenses of cancelled acquisition                        (260,852)               -                   -
---------------------------------------------------------------------------------------------------------

Income (loss) before income taxes and
  extraordinary charge                                    (75,260)          1,308,251           1,290,963

Income tax expense                                         (5,941)             (5,300)             (5,181)
---------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary charge                 (81,201)          1,302,951           1,285,782
---------------------------------------------------------------------------------------------------------

Extraordinary charge for extinguishment of debt          (182,611)               -                   -

Tax benefit of extraordinary charge                        72,846                -                   -
---------------------------------------------------------------------------------------------------------

Extraordinary charge, net                                (109,765)               -                   -
---------------------------------------------------------------------------------------------------------

Net income (loss)                                     $  (190,966)          1,302,951           1,285,782
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Pro forma data (unaudited - note 12)
Pro forma net income (loss)                           $  (206,610)            807,830             797,185
Pro forma basic earnings per share:
  Weighted average shares outstanding                   2,630,811           2,202,818           2,202,818
  Income (loss) before extraordinary charge           $     (0.04)               0.37                0.36
  Extraordinary charge                                      (0.04)               -                   -
  Net income (loss)                                         (0.08)               0.37                0.36

Pro forma diluted earnings per share:
  Weighted average shares outstanding plus
  equivalents                                           2,630,811           2,514,250           2,514,250
  Income (loss) before extraordinary charge           $     (0.04)               0.32                0.32
  Extraordinary charge                                      (0.04)               -                   -
  Net income (loss)                                         (0.08)               0.32                0.32
---------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC.

Consolidated Statements of Stockholders' Equity

Years Ended January 30, 1998, January 31, 1997 and February 2, 1996

----------------------------------------------------------------------------------------------------------------------------------

                                                             Number of                    Additional
                                              Preferred        Common          Common       Paid-in        Retained
                                                 Stock         Shares           Stock       Capital        Earnings        Total
----------------------------------------------------------------------------------------------------------------------------------
Balances at January 27, 1995                       -         2,202,818      $  22,028        572,472      2,051,783      2,646,283

Net income                                         -              -              -              -         1,285,782      1,285,782
Distribution of earnings                           -              -              -              -          (808,490)      (808,490)
----------------------------------------------------------------------------------------------------------------------------------

Balances at February 2, 1996                       -         2,202,818         22,028        572,472      2,529,075      3,123,575

Net income                                         -              -              -              -         1,302,951      1,302,951
Distribution of earnings                           -              -              -              -        (2,633,992)    (2,633,992)
----------------------------------------------------------------------------------------------------------------------------------

Balances at January 31, 1997                       -         2,202,818         22,028        572,472      1,198,034      1,792,534

Exercise of event option                           -           197,219          1,972         (1,972)          -              -
Conversion of warrants                             -           171,350          1,714         (1,714)          -              -
Issuance of common stock pursuant to
 public offering                                   -         1,985,800         19,858     13,115,021                    13,134,879
Net loss                                           -              -              -              -          (190,966)      (190,966)
Distribution of earnings                           -              -              -              -          (142,663)      (142,663)
----------------------------------------------------------------------------------------------------------------------------------

Balances at January 30, 1998                       -         4,557,187      $  45,572     13,683,807        864,405     14,593,784
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC

Consolidated Statements of Cash Flows

Years ended January 30, 1998, January 31, 1997 and February 2, 1996

-------------------------------------------------------------------------------------------------------------------
                                                                          January 30,    January 31,    February 2,
                                                                              1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                       $  (190,966)     1,302,951      1,285,782
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Writeoff of subordinated debt fees                                     182,611           -              -
       Depreciation and amortization                                        1,140,966        959,901        695,356
       Gain on sale of property and equipment                                  (1,892)        (4,375)        (1,775)
       Changes in operating assets and liabilities, net of the
          effect of the purchase of the assets of a business:
            Accounts receivable, net                                         (190,513)       217,740       (300,022)
            Prepaid expenses and other current assets                         (34,915)        13,259        (68,308)
            Merchandise inventories, net                                   (1,592,869)    (1,851,922)    (3,061,944)
            Accounts payable                                                  866,731       (488,220)     1,462,471
            Accrued liabilities                                               566,365        (63,896)       382,694
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                     745,518         85,438        394,254
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                  7,807        136,960          1,775
  Purchases of property and equipment                                      (2,438,110)    (1,317,283)    (3,454,752)
  Purchases of trademarks                                                        -              -            (2,947)
  Other assets, net of effect of asset acquisition                           (117,488)       (18,544)       (51,329)
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                      (2,547,791)    (1,198,867)    (3,507,253)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from initial public offering, net                               13,134,879           -              -
  Net proceeds from (payments on) related party loans                      (2,136,193)     2,136,193           -
  Net proceeds from note payable-other                                         55,353           -              -
  Net proceeds from (payments on) notes payable to bank                    (5,870,000)     1,106,061      3,448,939
  Proceeds from issuance of long-term debt                                       -              -           958,000
  Principal payments on long-term debt                                     (2,072,131)       (23,106)        (6,215)
  Payment of debt acquisition fees                                               -              -            (8,000)
  Net proceeds from capital lease                                             535,598           -              -
  Distribution of earnings                                                   (142,663)    (2,633,992)      (808,490)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   3,504,843        585,156      3,584,234
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                             1,702,570       (528,273)       471,235

Cash:
  Beginning of year                                                           357,167        885,440        414,205
-------------------------------------------------------------------------------------------------------------------
  End of year                                                             $ 2,059,737        357,167        885,440
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                             $   846,538        877,410        474,819
     Income taxes                                                               5,039          5,300         10,181

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC.

Notes to Consolidated Financial Statements

January 30, 1998 and January 31, 1997

--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  DESCRIPTION OF BUSINESS

     Paper Warehouse, Inc. (the Company) is a paper and party goods retailer operating 73 stores in the states of Minnesota, Missouri, Iowa, Kansas, Oklahoma, Colorado, and Wisconsin. Paper Warehouse, Inc. also sells Paper Warehouse franchises through a wholly owned subsidiary. In exchange for the initial and continuing franchise fees received, the Company provides management assistance to and gives franchisees the right to use the name "Paper Warehouse" or "Party Universe."

     (b)  BASIS OF PRESENTATION

     Effective February 1, 1997, the Company acquired Paper Warehouse Franchising, Inc., a company under common control. The acquisition has been accounted for on an "as if pooled" basis and, accordingly, the accompanying financial statements include the financial condition and results of operations of both companies for all periods presented. Intercompany transactions have been eliminated in consolidation.

     (c)  ACCOUNTING ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (d)  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's financial assets and liabilities, because of their short-term nature, is approximately fair value. The fair value of the Company's borrowing, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

     (e)  S CORPORATION ELECTION

     Prior to its initial public offering in November 1997, the Company had elected to be taxed as an S corporation under the Internal Revenue Code. The Company had agreed to make distributions of earnings in amounts sufficient to enable stockholders to pay their federal and state income taxes resulting from pass-through of taxable income as a result of the S corporation election.

     (f)  FISCAL YEAR

     The Company's fiscal year ends on the Friday closest to January 31. The fiscal years ended January 30, 1998 and January 31, 1997 included 52 weeks, and the fiscal year ended February 2, 1996 included 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

     (g)  MERCHANDISE INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

                                                                 (Continued)

PAPER WAREHOUSE, INC.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     (h)  CASH EQUIVALENTS

     Cash equivalents of $1,035,222 at January 30, 1998, consist of short term investment in money market accounts with funds available at any time. For purposes of the statements of cash flows, the Company considers all highly liquid instruments with maturities of three months or less to be cash equivalents.

     (i)  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

--------------------------------------------------------------------------------

                                                                    Estimated
                                                Method             Useful Life
--------------------------------------------------------------------------------
     Fixtures and equipment                   Straight-line       5 to 7 years
     Building                                 Straight-line           40 years
     Land improvements                        Straight-line           40 years
--------------------------------------------------------------------------------

     Maintenance, repairs, and minor renewals are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to income.

     (j)  INTANGIBLE ASSETS

     The excess of cost over fair value of net assets resulting from the acquisition of a store created goodwill that is being amortized over 15 years using the straight-line method.

     Costs of acquiring trademark have been capitalized and are being amortized on a straight-line basis over ten years.

     (k)  OTHER ASSETS

     Other assets consist primarily of security deposits and lease acquisition fees. Lease acquisition fees are amortized over the related lease term using the straight-line method.

     (l)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
          DISPOSED OF

     The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

                                                                   (Continued)

PAPER WAREHOUSE, INC.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     (m)  DEFERRED RENT CREDITS

     Certain of the Company's operating leases provide for scheduled increases in base rentals over their terms. For these leases, the Company recognizes the total rental amounts due over the lease terms on a straight-line basis and, accordingly, has established corresponding deferred rent credits for the differences between the amounts recognized and the amounts paid.

     (n)  PRE-OPENING COSTS

     Costs associated with the opening of new stores are expensed as incurred.

     (o)  STOCK-BASED COMPENSATION

     Compensation expense for stock option grants is recognized in accordance with Accounting Principles Board (APB) Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Had Statement of Financial Accounting
     Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, been applied, the Company's compensation expense would have been different; see Note 9.

     (p)  ADVERTISING

     The Company expenses the cost of advertising as incurred or the first time the advertisement takes place.

     (q)  YEAR 2000

     The Company recently purchased new software and hardware for its merchandising and accounting functions. All critical function software, computer systems, and point-of-sale systems comply with the year 2000 issue.

(2)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

-------------------------------------------------------------------------------

                                                   January 30,    January 31,
                                                       1998           1997
-------------------------------------------------------------------------------
     Fixtures and equipment                        $ 8,860,634      7,120,047
     Buildings                                       1,041,702      1,041,702
     Land and improvements                             319,733        319,733
     Accumulated depreciation and amortization      (3,423,841)    (3,020,263)
-------------------------------------------------------------------------------
                                                   $ 6,798,228      5,461,219
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    Depreciation and amortization expense on property and equipment was $1,094,714,. $913,918, and $652,802 for the years ended January 30, 1998,
January 31, 1997, and February 2, 1996, respectively.

                                                               (Continued)

PAPER WAREHOUSE, INC.

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
(3)  NOTES PAYABLE TO BANK

     The Company has a revolving line of credit agreement with its bank that permits borrowings up to $7,500,000. Borrowings under the agreement bear interest at the bank's base rate plus .5% and are secured by all assets of the Company. The agreement contains restrictive covenants which, among other things, require the Company to maintain a minimum tangible net worth and minimum current ratios.

     The current agreement is subject to renewal by May 31, 1999. There was $0 and $5,870,000 outstanding under the agreement as of January 30, 1998 and January 31, 1997, respectively.

(4)  LONG-TERM DEBT

     Long-term debt consists of the following:

---------------------------------------------------------------------------------------------------------------
                                                                                  January 30,      January 31,
                                                                                      1998             1997
---------------------------------------------------------------------------------------------------------------
      Note payable in monthly installments of $3,551, including
       interest at 6.914% through October 2015. The note is
       secured by a second mortgage on the Company's office
       headquarters, assignment of a life insurance policy, and
       the personal guarantee of the Company's majority stockholder.              $   407,497          418,834

      Term note payable in monthly installments of $4,796, including interest at 9.08% through December 2015. The note is secured
       by a first mortgage on the Company's office headquarters.                      504,143          514,756

      Note payable in monthly installments of $2,711, including interest at
       7.92% through December 1999.                                                    55,354                0

      $2,300,000 subordinated note payable to private placement holders with interest due quarterly at 10%. Principal installments of
       $575,000 due annually commencing November 30, 2001                             250,000        2,300,000
---------------------------------------------------------------------------------------------------------------

                                                                                    1,216,994        3,233,590

     Less current maturities                                                          305,585           22,015
---------------------------------------------------------------------------------------------------------------

                                                                                  $   911,409        3,211,575
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
      Long-term subordinated related party notes payable due March 5,
        1998, with interest at 5.63%.                                             $         0        2,136,193
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                                                                     (Continued)

PAPER WAREHOUSE, INC.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     On December 12, 1994, the Company completed a private placement of 46 units, each unit consisting of a 10% subordinated note due in annual installments commencing November 30, 2001 through November 30, 2004, and one detachable common stock purchase warrant. Subject to certain adjustments, each warrant entitles the holder thereof to purchase 3,994 shares of common stock, $.01 par value, of the Company at a price of $1.25 per share anytime after November 30, 1995 and before November 30, 2004. The entire proceeds of $2,300,000 were recorded as long-term debt. The warrants were converted into 171,350 shares of common stock concurrent with the consummation of the public offering. The Company repaid $2,050,000 of the debt in the fourth quarter of 1997, and expects to pay the remaining $250,000 in fiscal 1998.

     Interest expense for fiscal 1998 was $839,449.

     Aggregate annual maturities of long-term debt subsequent to the fiscal year ended January 30, 1998 are as follows:

--------------------------------------------------------------------------------
      1999                                                              $305,585
      2000                                                                49,455
      2001                                                                29,000
      2002                                                                30,327
      2003 and thereafter                                                802,625
--------------------------------------------------------------------------------

(5)  LEASES

     The Company leases all of its retail stores and corporate offices under noncancelable operating leases that have various expiration dates. In addition to base rents, certain leases require the Company to pay its share of maintenance and real estate taxes, and include provisions for contingent rentals based upon sales. Certain of the leases contain renewal options under which the Company may extend the terms three to five years.

     Future minimum rental payments due under noncancelable operating leases at January 30, 1998 are as follows:

--------------------------------------------------------------------------------
     Year ending in January:                                            Amount
--------------------------------------------------------------------------------
     1999                                                            $ 5,488,367
     2000                                                              5,329,902
     2001                                                              4,824,788
     2002                                                              4,789,122
     2003                                                              4,476,364
     Thereafter                                                       13,712,296
--------------------------------------------------------------------------------
                                                                     $38,620,839
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Rent expense for all operating leases for the years ended January 30, 1998, January 31, 1997, and February 2, 1996 was $5,337,555, $4,309,403, and
     $3,138,814, respectively.

                                                                     (Continued)

PAPER WAREHOUSE, INC.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     During fiscal 1998, the Company entered into a capital lease for software. Future maturities under this lease are as follows:


     Year ending in January:                                          Amount
--------------------------------------------------------------------------------
          1999                                                      $ 179,671
          2000                                                        196,526
          2001                                                        159,401
--------------------------------------------------------------------------------

(6)  INCOME TAXES--S CORPORATION ELECTION

     As indicated in note 1, prior to November 25, 1997, the Company elected to be taxed as an S corporation under the Internal Revenue Code. The Company's earnings or losses for the S Corporation period are allocated to its stockholders for inclusion in their individual tax returns. As a result, no provision for federal taxes was required at the corporate level for that period. A provision was made for state taxes during the S Corporation period as some states impose a tax upon S Corporations. Federal and state income taxes are provided by the Company for the period November 25, 1997 through January 30, 1998.

     Income tax expense attributable to income from continuing operations consists primarily of state and local taxes.

     Income tax expense attributable to income from continuing operations was $5,941 and $5,300 for the years ended January 30, 1998 and January 31, 1997, respectively, and differed from the amounts computed by the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:



-------------------------------------------------------------------------------------------------------------------
                                                                                1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
     Computed "expected" tax expense for twelve month period                 $(25,756)       416,944        411,450
     Increase (reduction) in income taxes resulting from:
       Adjustment to reflect S Corporation election                           (15,644)      (416,944)      (411,450)
       Adjustment to deferred tax assets and liabilities to reflect
          adoption of FAS 109                                                  43,251              0              0
       State and local income taxes, net of federal income tax benefit         (1,313)         5,300          5,181
     Other permanent differences                                                5,403              0              0
-------------------------------------------------------------------------------------------------------------------

                                                                              $(5,941)         5,300          5,181
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------



                                                                     (Continued)

PAPER WAREHOUSE, INC.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 30, 1998 are presented below. The calculation of deferred income taxes was not required for January 31, 1997.

--------------------------------------------------------------------------------

     Deferred tax assets:
       Accounts receivable principally due to allowance
        for doubtful accounts                                          $  4,800
       Inventories, principally due to additional costs
        inventoried for tax purposes pursuant to the
        Tax Reform Act of 1986                                          103,040
       Difference in timing of lease deductions                         296,874
       Net operating loss carryforwards                                 237,988
--------------------------------------------------------------------------------

     Total gross deferred tax assets                                    642,702
--------------------------------------------------------------------------------
     Deferred tax liabilities:
       Plant and equipment, principally due to differences in
        depreciation and capitalized interest                           467,702
       Software, principally due to the differences in
        amortization                                                    103,056
--------------------------------------------------------------------------------

     Total gross deferred liabilities                                   570,758
--------------------------------------------------------------------------------

       Net deferred tax asset                                           $71,944
--------------------------------------------------------------------------------

     At January 30, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $594,970 which are available to offset future federal taxable income, if any, through 2013.

(7)  RELATED PARTY TRANSACTIONS

     Four of the Company's franchise stores are substantially owned by two related parties of the Company's majority stockholder. Continuing franchise fees collected from these related parties were $108,034, $75,639, and $52,845 in 1998, 1997, and 1996, respectively. The Company had a receivable of $6,940 and $19,428 from this franchisee at January 30, 1998 and January 31, 1997, respectively.

     During the year ended January 31, 1997, the Company sold a Paper Warehouse store to a related party for $144,000. The transaction resulted in no gain or loss to the Company. Continuing fees collected from this related party were $22,777 and $17,851 for the years ended January 30, 1998 and January 31, 1997, respectively. The Company had a receivable of $317 and $368 from this franchisee as of January 30, 1998 and January 31, 1997, respectively.

     On January 13, 1997, the Company issued notes payable to the Company's two primary shareholders for the aggregate amount of $2,136,193. These notes were repaid in November 1997. Accrued interest in the amount of $108,088 was also paid at that time.

                                                                     (Continued)

PAPER WAREHOUSE, INC.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(8)  EQUITY TRANSACTIONS AND EARNINGS PER SHARE DISCLOSURES

     The Company had entered into an option agreement (the Agreement) on December 1, 1992. The Agreement, which was amended in its entirety on October 6, 1994, provided the holder the ability to acquire 220,285 shares of restricted common stock for $150,000 plus 10% of all capital or equity contribution made to the Company since December 1, 1992. This option was triggered by the offering of common stock of the Company pursuant to a public offering, and the cashless exercise resulted in the Company's issuance of 197,219 shares to the holder.

     In February 1997, the Board of Directors of the Company increased the number of common shares authorized for issuance from 200,000 to 40,000,000 and authorized 10,000,000 shares of serial preferred stock.

     In September 1997, the Board of Directors of the Company declared a
     37.57217275 to 1 common stock split increasing the number of common shares issued and outstanding from 58,629 to 2,202,818. All references to share and per share amounts in the accompanying consolidated financial statements reflect this stock split.

     In November and December 1997, the Company registered and sold a total of 1,985,800 shares of common stock at a price of $7.50 each in a public offering pursuant to the Securities Act of 1933. Total proceeds to the Company were $13,850,907. This amount, net of other related costs of the offering of $716,028, has been reflected in common stock and additional paid in capital in these consolidated financial statements.

     A reconciliation of weighted average shares used in the earnings per share calculation is as follows:

--------------------------------------------------------------------------------
                                            1998           1997         1996
--------------------------------------------------------------------------------
     Basic weighted average shares       2,630,811      2,202,818    2,202,818
     Common stock equivalents                    0        311,432      311,432
--------------------------------------------------------------------------------
     Diluted weighted average shares     2,630,811      2,514,250    2,514,250
--------------------------------------------------------------------------------

(9)  STOCK OPTIONS

     During fiscal 1998, the Company adopted a stock option plan (the Plan) pursuant to which the Company may grant stock options to employees and the Board of Directors. The Plan authorizes grants of options to purchase up to 639,641 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10-year terms and vest ratably over 3 years from the date of grant.

     At January 31, 1998, there were 429,676 additional shares available for grant under the Plan; 209,965 were granted in November of 1997 with an exercise price of $7.50. The per share weighted-average fair value of these options using the Black Scholes option-pricing model is $4.16 with the following weighted-average assumptions: volatility 60%, expected dividend yield .0%, risk-free interest rate of 6%, and an expected life of 5 years.

                                                                     (Continued)

PAPER WAREHOUSE, INC.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     The Company applies APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for these options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

--------------------------------------------------------------------------------

     Net loss as reported                                               $190,966
     Pro forma net loss                                                  265,880

--------------------------------------------------------------------------------

(10) EMPLOYEE BENEFITS

     The Company has a retirement savings plan covering substantially all employees who have completed one year of service and attained 21 years of age, which includes a noncontributory profit sharing plan and 401(k) feature. Employees become fully vested in the plan on a graduated scale over a six-year period. Contributions to the profit sharing plan are made at the discretion of the plan committee. The 401(k) feature allows for employee's elective salary deferrals up to 15% of their compensation, but not in excess of certain limitations. The discretionary contribution to the profit sharing plan was $0 in each of the fiscal years.

     On March 1, 1996, the Company established a Voluntary Employee Benefit Plan and Employee Benefit Trust for the sole and exclusive benefit of its employees. The Company matches 25% of the first four percent of employee contributions to the plan. Company contributions were $25,422 and $17,831 for the years ended January 30, 1998 and January 31, 1997, respectively.

(11) EXTRAORDINARY CHARGE

     Upon completing the Company's initial public offering in November 1997, the Company exercised its option to repay subordinated debt. The Company then took a one time charge of $182,611, which represented the unamortized portion of the fees associated with the debt. This amount is shown as extraordinary in the accompanying 1998 consolidated statement of operations.

(12) PRO FORMA EARNINGS (LOSS) PER SHARE (UNAUDITED)

     Pro forma net income (loss) and earnings (loss) per share have been calculated assuming that the Company had been taxed as a C Corporation for federal and certain state income purposes for such periods.


-----------------------------------------------------------------------------------------------------------------------------
                                                                     1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------------
     Historical income (loss) before income tax and
          extraordinary charge                                    $ (81,201)          1,302,951           1,285,782
     Pro forma provision for income taxes                           (15,644)           (495,121)           (488,597)
-----------------------------------------------------------------------------------------------------------------------------
     Pro forma net income (loss) before extraordinary charge        (96,845)            807,830             797,185

     Extraordinary charge, net                                      109,765                   0                   0
-----------------------------------------------------------------------------------------------------------------------------
     Pro forma net income (loss)                                  $(206,610)            807,830             797,185
-----------------------------------------------------------------------------------------------------------------------------

(a)(2) Financial Statement Schedules

     None.

(a)(3)    Exhibits

NUMBER    DESCRIPTION
------    -----------
3.1       Amended and Restated Articles of Incorporation.(1)
3.2       Amended and Restated By-laws.(1)
4.1       Form of 10% Subordinated Note due November 30, 2004, dated December 7,
          1994(1)
4.2       Form of Warrant Agreement (1)
4.3       Form of Warrant Conversion Agreement, as extended.(1)
10.1      1997 Stock Option and Compensation Plan.(1)(2)
10.2      Directors Stock Option Plan.(1)(2)
10.3      Corporation Tax Allocation and Indemnification Agreement entered into on September 26, 1997 between the Company and Yale T. Dolginow and
          Brent D. Schlosser.(1)
10.4      Employment Agreement by and between the Company and Yale T. Dolginow dated February 7, 1997.(1)(2)
10.5      Employment Agreement by and between the Company and Brent D. Schlosser dated February 7, 1997.(1)(2)
10.6      Amendment Number 1 to the Employment Agreement by and between the
          Company and Brent D. Schlosser dated September 26, 1997. (2)
10.7      Combination Mortgage and Security Agreement and Fixture Financing
          Statement dated June 9, 1995 by and between the Company and Richfield
          Bank & Trust Co.(1)
10.8      Secured Promissory Note of the Company in favor of Richfield Bank &
          Trust Co. in the amount of $945,000 dated June 9, 1995.(1)
10.9      Authorization and Debenture Guaranty of the Company dated May 25,
          1995.(1)
10.10     Employment Agreement by and between the Company and Cheryl W. Newell dated July 14, 1997.(1)(2)
10.11     Loan Agreement between Paper Warehouse, Inc., Yale T. Dolginow and
          Richfield Bank & Trust Co., dated January 29, 1997(1)
10.12     Revolving Promissory Note to Richfield Bank & Trust Co. dated January
          29, 1997.(1)
10.13     Security Agreement between the Company and Richfield Bank & Trust Co.
          dated January 29, 1997.(1)
10.14     Amendment to Loan Agreement entered into as of October 1, 1997 by and between the Company, Yale T. Dolginow and Richfield Bank & Trust
          Co.(1)
10.15     Master Lease by and between Targa Financial, Inc. And the Company dated October 22, 1997.(1)



10.16     Loan Agreement SBA Debenture No. COCL837046 3001 MN, dated August 15,
          1995.(1)
10.17     Consulting Agreement entered into December 1, 1992 by and between
          Paper Warehouse, Inc. and Stanford Weiner, Lawrence Weiner and Gary
          Stone.(1)
11        Earnings per share calculation.
21        Subsidiaries of Company.
27.       Financial Data Schedule.


-------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 File No. 333-36911.
(2)  Compensatory Plan or Arrangement

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated January 28, 1998, disclosing the termination of a previously announced letter of intent to acquire The Paper Factory of Wisconsin, Inc. from Gibson Greetings, Inc.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PAPER WAREHOUSE, INC.
Date:  April 20, 1998

                              By: s/ Yale T. Dolginow
                                 -----------------------------------------------
                                   Name: Yale T. Dolginow
                                   Title: President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 20, 1998.

NAME                                             TITLE

 s/ Yale T. Dolginow                             Chairman of the Board,
----------------------------------------         President and Chief
Yale T. Dolginow                                 Executive Officer,
                                                 (principal executive officer)

 s/ Brent D. Schlosser                           Executive Vice
----------------------------------------         President and Director
Brent D. Schlosser

 s/ Diane C. Dolginow                            Secretary and Director
----------------------------------------
Diane C. Dolginow

 s/ Arthur H. Cobb                               Director
----------------------------------------
Arthur H. Cobb

 s/ Marvin W. Goldstein                          Director
----------------------------------------
Marvin W. Goldstein

 s/ Martin A. Mayer                              Director
----------------------------------------
Martin A. Mayer

 s/ Jeffery S. Halpern                           Director
----------------------------------------
Jeffrey S. Halpern

 s/ Cheryl W. Newell                             Vice President and Chief
----------------------------------------         Financial Officer (principal
Cheryl W. Newell                                 financial officer)

 s/ Michael A. Anderson                          Controller/Treasurer
----------------------------------------         (principal accounting
Michael A. Anderson                              officer)