Form 10-Q
period 1998-05-01
PAPER WAREHOUSE INC
filed 1998-06-11
CIK 934509

                                  FORM 10-Q INDEX

                               PAPER WAREHOUSE, INC.


                                                                 Page Number
PART I.             FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets -May 1, 1998 and January 30, 1998

               Consolidated Statements of Operations--Three months Ended May 1, 1998 and May 2, 1997

               Consolidated Statements of Cash Flows--Three months ended May 1, 1998 and May 2, 1997

               Notes to Consolidated Financial Statements

     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II             OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K


SIGNATURES

                           PART I - FINANCIAL INFORMATION


Item 1:  Financial Statements

PAPER WAREHOUSE, INC.

Consolidated Balance Sheets

May 1, 1998 and January 30, 1998


--------------------------------------------------------------------------------------------------------------

                                                                                  May 1           January 30
                                   ASSETS                                         1998               1998
--------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                       $     770,401          2,059,737
  Inventories, net                                                              12,081,724         11,161,549
  Accounts receivable, net                                                         352,312            451,937
  Prepaid expenses and other current assets                                        819,025            153,968
--------------------------------------------------------------------------------------------------------------

Total current assets                                                            14,023,462         13,827,191

Property and equipment, net                                                      7,281,509          6,798,228

Other assets, net                                                                  489,156            391,918
--------------------------------------------------------------------------------------------------------------


                                                                             $  21,794,127         21,017,337
--------------------------------------------------------------------------------------------------------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt                                             239,748            305,585
  Current maturities of capital lease obligations                                  198,600            179,671
  Accounts payable                                                               4,273,372          2,989,016
  Accrued liabilities:
    Payroll and related expenses                                                   190,551            369,486
    Accrued expenses                                                               575,811            349,718
    Accrued interest                                                                 9,512             10,317
    Other                                                                          308,628            240,765
--------------------------------------------------------------------------------------------------------------

Total current liabilities                                                        5,796,222          4,444,558
--------------------------------------------------------------------------------------------------------------

Capital lease obligations, less current maturities                                 312,508            355,927
Long-term debt, less current maturities                                            911,580            911,409
Deferred rent credits and other                                                    708,137            711,659
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                                7,728,446          6,423,553

Stockholders' equity:
  Serial preferred stock, 10,000,000 shares authorized;
    none issued or outstanding                                                        -                  -
  Common stock, $.01 par value. Authorized 40,000,000 shares;
    issued and outstanding 4,557,187                                                45,572             45,572
  Additional paid-in capital                                                    13,683,807         13,683,807
  Retained earnings                                                                336,302            864,405
--------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                      14,065,681         14,593,784

Commitments and contingencies
--------------------------------------------------------------------------------------------------------------

                                                                             $  21,794,127         21,017,337
--------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC.

Consolidated Statements of Operations

Three months ended May 1,1998 and May 2, 1997

--------------------------------------------------------------------------------------------------------------

                                                                                  May 1              May 2
                                                                                  1998               1997
--------------------------------------------------------------------------------------------------------------
Revenue:
  Company-owned stores                                                       $  12,192,259         10,896,370
  Franchise related fees                                                           303,185            232,768
--------------------------------------------------------------------------------------------------------------

Total revenue                                                                   12,495,444         11,129,138

Costs and expenses:
  Costs of products sold and occupancy costs                                     8,454,727          7,509,469
  Store operating expenses                                                       3,186,973          2,575,420
  General and administrative expenses                                            1,706,830          1,259,774
--------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                           (853,086)          (215,525)

Interest expense                                                                   (27,086)          (240,995)
--------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                                 (880,172)          (456,520)

Income tax (expense) benefit                                                       352,069             (5,039)
--------------------------------------------------------------------------------------------------------------

Net income (loss)                                                              $  (528,103)          (461,559)
--------------------------------------------------------------------------------------------------------------

Earnings (loss) per share:  Basic                                              $     (0.12)              -
                            Weighted average shares outstanding                  4,557,187               -
                            Diluted                                                  (0.12)              -
                            Weighted average shares outstanding                  4,557,187               -
Pro forma net income (loss)                                                    $      -              (276,935)
Pro forma basic earnings (loss) per share:
  Weighted average shares outstanding                                                 -             2,202,818
  Net income (loss) per share                                                  $      -                 (0.13)

Pro forma diluted earnings (loss) per share:
  Weighted average shares outstanding                                                 -             2,202,818
  Net income (loss) per share                                                  $      -                 (0.13)
--------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC.

Consolidated Statements of Cash Flows

Three months ended May 1, 1998 and May 2, 1997

---------------------------------------------------------------------------------------------------------------

                                                                                    May 1              May 2
                                                                                    1998               1997
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                                            $   (528,103)          (461,559)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                367,753            263,327
      Gain on sale of property and equipment                                          (107)              -
      Changes in operating assets and liabilities, net of the
        effect of the purchase of the assets of a business:
          Accounts receivable, net                                                  99,625             12,556
          Prepaid expenses and other current assets                               (665,057)          (349,779)
          Merchandise inventories, net                                            (857,941)        (1,930,211)
          Accounts payable                                                       1,284,356          2,448,713
          Accrued liabilities                                                      110,694            298,185
---------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                               (188,780)           281,232
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Purchase of assets of business                                                   (148,710)              -
 Proceeds from sale of property and equipment                                        3,967               -
 Purchases of property and equipment                                              (816,487)          (528,817)
 Other assets, net of effect of asset acquisition                                  (49,170)           (16,184)
---------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                           (1,010,400)          (545,001)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net proceeds from notes payable to bank                                              -               430,000
 Principal payments on long-term debt                                              (65,666)            (7,293)
 (Payments) on capital lease obligations                                           (24,490)              -
 Distribution of earnings                                                             -              (125,424)
---------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                (90,156)           297,283
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                 (1,289,336)            33,514

Cash:
 Beginning of period                                                             2,059,737            357,167
---------------------------------------------------------------------------------------------------------------

 End of period                                                                $    770,401            390,681
---------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                                  $     30,305            218,794
    Income taxes                                                                      -                 5,039

See accompanying notes to consolidated financial statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               PAPER WAREHOUSE, INC.


(1)  Basis of Presentation

Paper Warehouse, Inc. (the Company) is a paper and party goods retailer operating 75 company-owned stores in the states of Minnesota, Missouri, Iowa, Kansas, Oklahoma, Colorado, and Wisconsin. Paper Warehouse, Inc. also sells Paper Warehouse franchises through its wholly owned subsidiary, Paper Warehouse Franchising, Inc., Paper Warehouse operates under the names "Paper Warehouse" and "Party Universe".

The financial statements of the Company represent the consolidated financial statements of Paper Warehouse, Inc. and Paper Warehouse Franchising, Inc. as of May 1, 1998 and for the three months ended May 1, 1998 and May 2, 1997. The results of all intercompany transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. For further information, refer to the financial statements and footnotes included in the Company's report on Form 10K.

(2)  Income Taxes --S Corporation Election

Prior to November 25, 1997, the Company elected to be taxed as an S corporation under the Internal Revenue Code. The Company's earnings or losses for the S Corporation period were allocated to its then current stockholders for inclusion in their individual tax returns. As a result, no provision for federal taxes was required at the corporate level for that period. The
Company agreed to make distributions of earnings in amounts sufficient to enable stockholders to pay their federal and state income taxes resulting from pass-through of taxable income as a result of the S Corporation election. A provision was made for state taxes during the S Corporation period as some states impose a tax on S Corporations. Prior to such termination of S Corporation status, the Company distributed to its then current stockholders all accumulated S Corporation earnings as of the termination date. Accordingly, the pro forma effect of this transaction has been disclosed in the accompanying pro forma balance sheet.

Pro forma net income and pro forma net income per share for the three month period ended May 2, 1997, have been determined assuming that the Company had been taxed as a C Corporation for federal and certain state income tax purposes for such periods. The pro forma tax benefit was $184,624. Federal and state income taxes are provided for by the Company for first quarter, 1998.

(3)  Acquisitions

During the three months ended May 1, 1998, the Company acquired the assets of a franchisee. The assets and operations of the business acquired have been included in the accompanying consolidated financial statements since the date of acquisition.

Subsequent to the end of the first quarter the Company acquired the assets of another franchisee.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


The following discussion of the Company's results of operations and its liquidity and capital resources should be read in conjunction with the Financial Statements of the Company and related Notes thereto appearing elsewhere in this 10Q.

                                      OVERVIEW

Paper Warehouse is a growing chain of stores specializing in party supplies and paper goods operating under the names Paper Warehouse and Party Universe. The current management team purchased the business in 1986 and incorporated the Company in Minnesota in 1987. At the time of the acquisition, the Company consisted of three stores located in Minneapolis/St. Paul metropolitan area. In 1987, the Company began granting franchises. Over the past ten years, the Company has grown to an aggregate of 127 stores, including 75 Company-owned stores and 52 franchise stores throughout 23 states. In growing the number of Company-owned stores, management has employed a strategy of clustering stores in the Company's principal markets in an effort to provide its customers with convenient store locations, expand its total market share and achieve favorable economies of scale.

The Company completed its initial public offering on November 28, 1997. The total offering was for 1,778,000 shares of common stock, all of which were offered by the Company. Proceeds to the Company, net of offering expenses, were approximately $11.7 million. On December 24, 1997, the underwriters partially exercised their over-allotment option and the Company sold an additional 207,800 shares of common stock. Proceeds to the Company, net of offering expenses, were approximately $1.4 million. The proceeds from the sale of common stock were used to retire the Company's revolving line of credit, prepay Subordinated Debt, and retire indebtedness. The balance of the proceeds will be used to finance new store openings and additional growth.

Prior to November 28, 1997, the Company elected to be treated for federal and state income tax purposes as an S Corporation under the Internal Revenue Code of 1986, as amended, and comparable state tax laws. For the purpose of discussion and analysis, the Company has presented a pro forma tax provision and pro forma net income. These pro forma amounts represent what the income tax provision and the net income would have been if the Company had been a C Corporation and thus was subject to Federal income taxation for the entire period. This pro forma provision is computed using a combined Federal and state income tax rate of 40% for 1997.

Total revenue consists of Company-owned store sales and franchise revenues. Franchise revenues are generated from royalties received on sales, generally 4% of the store's sales, and initial franchise fees, which are recognized at the time the franchisee signs the lease for the store. Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations. Stores in which retail square footage is increased more than 50%, or stores that are relocated, are no longer included in the comparable store sales base until 12 months have passed. Cost of goods sold includes the direct cost of merchandise, plus handling and distribution, coupon costs, and certain occupancy costs. Store operating expenses include all costs incurred at the store level, such as advertising, credit card processing fees, and store payroll. General and administrative expenses include corporate administrative expense for Company-owned stores and expenses relating to franchising. Franchise expenses are primarily payroll, legal, travel, and advertising.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 1, 1998, COMPARED TO THREE MONTHS ENDED MAY 2, 1997

REVENUE. Company-owned store sales increased 11.9% to $12.2 million for the three months ended May 1, 1998, from $10.9 million for the comparable period of fiscal 1997. Of this increase, approximately $10.6 million is attributable to comparable store sales and approximately $1.6 million is attributable to new and remodeled Company-owned stores. Stores open in the first quarter of fiscal 1997 had a 3.4% same store sales increase for the first quarter of fiscal 1998. During first quarter of 1998, the Company opened two new company-owned stores, purchased one franchise store, and closed one store, increasing the total number of Company-owned stores to 75 as of May 1, 1998. This compares to 67 Company-owned stores as of May 2, 1997.

Franchise revenue increased 30.3% to $303,000 for the three months ended May 1, 1998, from $233,000 for the comparable period of fiscal 1997. Initial franchise fees increased due to an increase in franchise store openings in the three months ended May 1, 1998. The increase in initial franchise fees was augmented by increased royalty payments resulting from higher sales in the franchise stores. The Company opened three new franchise stores, purchased one of the franchise stores, and closed one franchise store, increasing the total number of franchise stores to 52, as of May 1, 1998. This compares to 49 franchise stores as of May 2, 1997.

COST OF GOODS SOLD. Cost of goods sold for the three months ended May 1, 1998, was $8.5 million, or 69.3% of Company-owned stores revenue, as compared to $7.5 million, or 68.9% of Company-owned stores revenues, for the comparable period of fiscal 1997. The increase as a percentage of Company-owned store revenues was primarily attributable to increasing occupancy costs.

STORE OPERATING EXPENSES. Store expenses for the three months ended May 1, 1998 were $3.2 million, or 26.1% of Company-owned store revenue, as compared to $2.6 million, or 23.6% of Company-owned store revenue, for the comparable period of fiscal 1997. Over 80% of the variance is due to tight labor markets and continued increases in the average hourly compensation. The balance of the variance is due to expense timing differences which should reverse later in the year. The

Company believes that the impact of the Year 2000 issues will not be material, because its mission critical operations appear to be Year 2000 compliant. Management has determined that any additional modifications will not have a material impact on its business, operations, or financial condition.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 1, 1998 were $1.7 million as compared to $1.3 million in the prior year period. The increase was primarily attributable to the increase in senior management positions and additional lease expense on new cash registers.

INTEREST EXPENSE. Interest expense decreased 88.8% to $27,000, or .2% of total revenue for the three months ended May 1, 1998 from $241,000, or 2.2% for the comparable period of fiscal 1997. This is the result of using the proceeds of the initial public offering to repay bank debt. Interest rates have been stable.

NET INCOME (LOSS). As a result of the factors discussed above, net loss increased 90.7% to $528,000, or 4.3% of total revenue for the three months ended May 1, 1998, from a proforma net loss of $277,000, or 2.5% of total revenue for the comparable period of fiscal 1997. Pro forma net income for the three months ended May 2, 1997 includes a provision for federal and state income taxes.

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

At May 1, 1998 and January 30, 1998, the Company's working capital was $8.2 million and $9.4 million respectively. Cash provided by (used in) operating activities for the first three months of fiscal 1998 and fiscal 1997 was ($189,000) and $281,000, respectively.

At May 1, 1998, and January 30, 1998, the Company's accounts payable were $4.3 million and $3.0 million, respectively. The increase in accounts payable was primarily attributable to increased merchandise inventory. Historically, the amount of the Company's obsolete inventory has been immaterial.

Net cash used in investing activities for the first three months of fiscal 1998 and the comparable period of fiscal 1997 was $1.0 million and $545,000, respectively.

Net cash used in financing activities during the first three months of fiscal 1998 was $90,000. Net cash provided by financing activities during the first three months of fiscal 1997 was $297,000. The Company had no amounts outstanding at May 1, 1998, or January 30, 1998, under its existing line of credit. In November, 1997, the Company paid its revolving credit facility in full from the proceeds of its initial public offering. The credit facility expires on May 31, 1999.

SUBSEQUENT EVENTS

The Company purchased one of its franchise stores in Denver, Colorado on May 29, 1998.


USE OF INITIAL PUBLIC OFFERING PROCEEDS

On November 25, 1997 the Company commenced an initial public offering of 1,778,000 shares of its common stock, par value $.01 per share in the United States. The Company's registration statement on Form S-1 (Registration No. 333-36911) with respect to the Offering was declared effective by the Securities and Exchange Commission on November 20, 1997. All 1,778,000 shares were offered and sold by the Company. As part of the offering, the Company and a Selling Shareholder granted to the underwriters an over-allotment option to purchase up to an additional 266,700 shares of common stock. The offering terminated on November 25, 1997. On December 22, 1997, the underwriters exercised the over-allotment, purchasing 207,800 shares of common stock from the Company. The offering price of the 1,985,600 shares of common stock (including the over-allotment) was $7.50 per share. The proceeds to the Company, after deduction of the underwriting discount and expenses associated with the Offering, were $13.2 million.

During the period from November 28, 1997, through December 30, 1997, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of common stock offered and sold in the offering, including the underwriter's over-allotment, was approximately $1.6 million. This includes underwriting discounts and commissions (of approximately $1.0 million) and expenses paid for accounting, legal, printing, and other expenses.

The sole underwriter for the offering was Dain Rauscher Incorporated f/k/a Dain Bosworth Incorporated ("Dain") . As sole underwriter for the offering, Dain received all of the underwriting commissions and discounts paid by the Company.

During the period from November 28, 1997, through May 1, 1998, the net proceeds of the offering have been applied as follows: (i) to repay borrowings outstanding under the Company's revolving credit facility in the amount of $5.8 million, (ii) to prepay the 10% Subordinated Notes due November 30, 2004 in the amount of $2.1 million, and (iii) to repay shareholder notes in the amount of $2.1 million to Yale T. Dolginow and Brent D. Schlosser. The remaining $3.2 million will be used for other general corporate purposes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  LISTING OF EXHIBITS:

                           QUARTERLY REPORT ON FORM 10-Q
                                      FOR THE
                             QUARTER ENDED MAY 1, 1998

                                   Exhibit Index
     --------------------------------------------------------
      Exhibit
      Number
     --------------------------------------------------------
     11          Computation of Net Income per Common Share
     --------------------------------------------------------
     27          Financial Data Schedule
     --------------------------------------------------------

(b)  REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the three months ended May 1, 1998.