Form 10-Q/A
period 1998-05-01
PAPER WAREHOUSE INC
filed 1998-06-15
CIK 934509

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED MAY 1, 1998

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

Number of shares of Common Stock, $0.01 par value per share outstanding as of June 12, 1998:
                                      4,557,187

                                  FORM 10-Q INDEX

                               PAPER WAREHOUSE, INC.


                                                                     Page Number
PART I.             FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (Unaudited)                  3

               Consolidated Statements of Operations--Three months            4
               Ended May 1, 1998 and May 2, 1997

               Consolidated Statements of Cash Flows--Three months ended      5
               May 1, 1998 and May 2, 1997

               Notes to Consolidated Financial Statements                     6

     Item 2    Management's Discussion and Analysis of Financial Condition    8
               and Results of Operations.


PART II             OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K                              12


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


                                   PAPER WAREHOUSE, INC.


Date:     June 12, 1998                      s/ Yale T. Dolginow
                                   -------------------------------------
                                             Yale T. Dolginow
                                   President and Chief Executive Officer

Date:     June 12, 1998                      s/ Cheryl W. Newell
                                   -------------------------------------
                                             Cheryl W. Newell
                                        Chief Financial Officer
                                        (Principal Financial Officer)