Form 10-Q
period 1998-07-31
PAPER WAREHOUSE INC
filed 1998-09-14
CIK 934509

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q
(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                         OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ____ TO ____

                          COMMISSION FILE NUMBER  0-23389

                               PAPER WAREHOUSE, INC.
               (Exact name of registrant as specified in its charter)

                  Minnesota                                 41-1612534
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
               or organization)

                              7630 Excelsior Boulevard
                                 Minneapolis, MN  55426
                      ---------------------------------------
            (Address of principal executive offices including zip code)

                                   (612) 936-1000
                              ------------------------
                (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Number of shares of Common Stock, $0.01 par value per share outstanding as of September 14, 1998:
                                     4,557,187

                           PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                               PAPER WAREHOUSE, INC.
                            Consolidated Balance Sheets
                 July 31, 1998, January 30, 1998 and August 1, 1997

                                                       July 31          January       August 1,
                                                         1998              30,          1997
                                                      (Unaudited)         1998      (Unaudited)
                                                      -----------     ----------     ----------
ASSETS
Current Assets:
   Cash  . . . . . . . . . . . . . . . . . . . . . .  $   289,769      2,059,737        359,516
   Inventories, net. . . . . . . . . . . . . . . . .   13,047,886     11,161,549     11,949,521
   Accounts receivable, net. . . . . . . . . . . . .      341,921        451,937        183,908
   Prepaid expenses and other current assets . . . .      938,376        153,968        414,202
                                                      -----------     ----------     ----------
   Total current assets. . . . . . . . . . . . . . .   14,617,952     13,827,191     12,907,147
Property and equipment, net. . . . . . . . . . . . .    7,911,560      6,798,228      5,681,746
Other assets, net. . . . . . . . . . . . . . . . . .      794,631        391,918        496,615
                                                      -----------     ----------     ----------
                                                      $23,324,143     21,017,337     19,085,508
                                                      -----------     ----------     ----------
                                                      -----------     ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable - line of credit. . . . . . . . . .    1,080,000           --             --
   Notes payable - related party . . . . . . . . . .         --             --        2,136,193
   Current maturities of long-term debt. . . . . . .      189,747        305,585         22,015
   Current maturities of capital lease obligations .      198,600        179,671           --
   Accounts payable. . . . . . . . . . . . . . . . .    4,620,729      2,989,016      4,357,481
   Accrued liabilities:
      Payroll and related expenses . . . . . . . . .      453,510        369,486        312,816
      Accrued expenses . . . . . . . . . . . . . . .      345,803        349,718           --
      Accrued interest . . . . . . . . . . . . . . .       29,417         10,317         69,593
      Other. . . . . . . . . . . . . . . . . . . . .      235,925        240,765        448,426
                                                      -----------     ----------     ----------
      Total current liabilities. . . . . . . . . . .    7,153,731      4,444,558      7,346,524

Capital lease obligations, less current maturities .      271,642        355,927           --
Notes payable. . . . . . . . . . . . . . . . . . . .         --             --        5,775,000
Long-term debt, less current maturities. . . . . . .      900,427        911,409      3,198,893
Deferred rent credits and other. . . . . . . . . . .      713,273        711,659        624,846
                                                      -----------     ----------     ----------
   Total liabilities . . . . . . . . . . . . . . . .    9,039,073      6,423,553     16,945,263

Stockholders' equity:
   Serial preferred stock, 10,000,000
      shares authorized; none issued or
      outstanding. . . . . . . . . . . . . . . . . .         --             --             --
   Common stock, $.01 par value. Authorized
      40,000,000 shares; issued and
      outstanding 4,557,187, 4,557,187 and 2,202,818
      shares, respectively . . . . . . . . . . . . .       45,572         45,572         22,028
   Additional paid-in capital. . . . . . . . . . . .   13,683,807     13,683,807        572,472
   Retained earnings . . . . . . . . . . . . . . . .      555,691        864,405      1,545,745
                                                      -----------     ----------     ----------
Total stockholders' equity . . . . . . . . . . . . .   14,285,070     14,593,784      2,140,245
                                                      -----------     ----------     ----------
Commitments and contingencies (note 5)
                                                      -----------     ----------     ----------
                                                      $23,324,143     21,017,337     19,085,508
                                                      -----------     ----------     ----------

            See accompanying notes to consolidated financial statements.

                                PAPER WAREHOUSE, INC.

                        Consolidated Statements of Operations
             Three Months Ended July 31, 1998 and August 1, 1997 and the
                  Six Months Ended July 31, 1998 and August 1, 1997

                                                                           Three Months Ending               Six Months Ending
                                                                     --------------------------------------------------------------
                                                                        July 31         August 1          July 31       August 1
                                                                          1998            1997             1998           1997
                                                                       (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)
                                                                       -----------     -----------      -----------    -----------
 Revenue:
      Company-owned stores........................................     $14,748,314      13,309,436       26,940,573     24,205,806
      Franchise related fees......................................         324,792         309,582          627,974        542,350
                                                                       -----------      ----------       ----------     ----------

      Total revenue...............................................      15,073,106      13,619,018       27,568,547     24,748,156

 Costs and expenses:
      Costs of products sold and occupancy costs..................       9,831,377       8,757,849       18,286,104     16,267,318
      Store operating expenses....................................       2,880,676       2,320,057        6,067,640      4,895,477
      General and administrative expenses.........................       1,959,524       1,368,392        3,666,355      2,628,166
                                                                       -----------      ----------       ----------     ----------

      Operating income............................................         401,529       1,172,720         (451,552)       957,195

 Interest expense.................................................         (35,885)       (238,026)         (62,971)      (479,021)
                                                                       -----------      ----------       ----------     ----------
 Income (loss) before income taxes................................         365,644         934,694         (514,523)       478,174

 Income tax (expense) benefit.....................................        (146,258)             --          205,809         (5,039)
                                                                       -----------      ----------       ----------     ----------
 Net income (loss)................................................        $219,386         934,694         (308,714)       473,135
                                                                       -----------      ----------       ----------     ----------
                                                                       -----------      ----------       ----------     ----------

 Earnings (loss) per share:  Basic                                            0.05                            (0.07)
                             Weighted average shares outstanding         4,557,187                        4,557,187
                             Diluted                                          0.05                            (0.07)
                             Weighted average shares outstanding         4,557,187                        4,557,187

Pro forma net earnings:                                                                    560,816                         293,344
Pro forma basic earnings per share:
      Weighted average shares outstanding                                                2,202,818                       2,202,818
      Net earnings per share                                                                  0.25                            0.13

Pro forma diluted earnings per share:
      Weighted average shares outstanding                                                2,202,818                       2,202,818
      Net earnings per share                                                                  0.25                            0.13

             See accompanying notes to consolidated financial statements

                                PAPER WAREHOUSE, INC.
                        Consolidated Statements of Cash Flows
                   Six months ended July 31, 1998 and August 1, 1997

                                                                                                         Six Months Ended
                                                                                           -----------------------------------------
                                                                                             July 31, 1998          August 1, 1997
                                                                                              (Unaudited)             (Unaudited)
                                                                                           -----------------      ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss).......................................................                $  (308,714)            $  473,135
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization......................................                    780,248                546,818
           Gain on sale of property and equipment.............................                       (198)                (1,892)
           Changes in operating assets and liabilities, net of the
             effect of the purchase of the assets of a business:
                Accounts receivable, net......................................                    110,016                 77,516
                Prepaid expenses and other current assets.....................                   (784,408)              (295,149)
                Merchandise inventories, net..................................                 (1,665,597)            (2,380,841)
                Accounts payable..............................................                  1,631,713              2,235,196
                Accrued liabilities...........................................                     95,983                340,100
                                                                                               ----------              ---------
 Net cash provided by (used in) operating activities..........................                   (140,957)               994,883
                                                                                               ----------              ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of assets of business..........................................                   (626,447)
      Proceeds from sale of property and equipment............................                      4,991                  7,807
      Purchases of property and equipment.....................................                 (1,817,163)              (745,466)
      Other assets, net of effect of asset acquisition........................                    (78,216)               (21,770)
                                                                                               ----------              ---------
 Net cash used in investing activities........................................                 (2,516,835)              (759,429)
                                                                                               ----------              ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from line of credit........................................                  1,080,000                     --
      Net payments on notes payable to bank...................................                   (115,838)               (95,000)
      Principal payments on long-term debt....................................                    (10,982)               (12,681)
      Payments on capital lease...............................................                    (65,356)                    --
      Distribution of earnings................................................                         --               (125,424)
                                                                                               ----------              ---------

 Net cash provided by (used in) financing activities..........................                    887,824               (233,105)
                                                                                               ----------              ---------
 Net increase (decrease) in cash..............................................                 (1,769,968)                 2,349

 Cash:
      Beginning of period.....................................................                  2,059,737                357,167
                                                                                                ---------                -------
      End of period...........................................................                 $  289,769                359,516
                                                                                               ----------              ---------
                                                                                               ----------              ---------

 Supplemental disclosures of cash flow information:
      Cash paid during the period for:
           Interest...........................................................                     71,173                426,836
           Income taxes.......................................................                         --                  5,039


             See accompanying notes to consolidated financial statements.

                      Notes to Consolidated Financial Statements
                                Paper Warehouse, Inc.

(1)  BASIS OF PRESENTATION

     Paper Warehouse, Inc. (the "Company") is a paper and party goods retailer operating 78 company-owned stores in the states of Minnesota, Missouri, Iowa, Kansas, Oklahoma, Colorado, Washington, and Wisconsin. Paper Warehouse, Inc. also sells Paper Warehouse franchises through its wholly-owned subsidiary, Paper Warehouse Franchising, Inc. Paper Warehouse operates under the names "Paper Warehouse" and "Party Universe."

     The financial statements of the Company represent the consolidated financial statements of Paper Warehouse, Inc. and Paper Warehouse Franchising, Inc. as of July 31, 1998 and for the three months and six months ended July 31, 1998 and August 1, 1997. The results of all intercompany transactions have been eliminated.

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

(2)  INCOME TAXES - S CORPORATION ELECTION

     Prior to November 28, 1997, the Company elected to be taxed as an S corporation under the Internal Revenue Code. The Company's earnings or losses for the S Corporation period were allocated to its then current stockholders for inclusion in their individual tax returns. As a result, no provision for federal taxes was required at the corporate level for that period. The Company agreed to make distributions of earnings in amounts sufficient to enable stockholders to pay their federal and state income taxes resulting from pass-through of taxable income as a result of the S Corporation election. A provision was made for state taxes during the S Corporation period as some states impose a tax on S Corporations. Prior to such termination of S Corporation status, the Company distributed to its then current stockholders all accumulated S Corporation earnings as of the termination date.

     Pro forma net income and pro forma net income per share for the three month period and the six month period ended August 1, 1997, have been determined assuming that the Company had been taxed as a C Corporation for federal and certain state income tax purposes for such periods. The pro forma tax expense was $373,878 and $179,791 respectively. Federal and state income taxes have been provided for by the Company for each quarter in 1998.

(3)  ACQUISITIONS

     During the three months ended July 31, 1998, the Company acquired the assets of two franchisees. The assets and operations of the business acquired have been included in the accompanying consolidated financial statements since the date of acquisition.

     Subsequent to the end of the second quarter the Company acquired the assets of two additional franchisees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may be materially different. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of the Company's operations. Some of the factors that could cause actual results to differ materially include, but are not limited to, product demand, failure to anticipate and/or respond to merchandising trends, delay or increased expense associated with implementation of new information systems, changes in consumer preferences and general economic conditions and competitive factors. For additional factors that could cause actual results to differ materially, please see "Certain Factors" contained in the Company's Form 10-K for the fiscal year ending January 30, 1998.

     The following discussion of the Company's results of operations and its liquidity and capital resources should be read in conjunction with the Financial Statements of the Company and related Notes thereto appearing elsewhere in this 10Q.

                                       OVERVIEW

     Paper Warehouse is a growing chain of stores specializing in party supplies and paper goods operating under the names Paper Warehouse and Party Universe. The current management team purchased the business in 1986 and incorporated the Company in Minnesota in 1987. At the time of the acquisition, the Company consisted of three stores located in Minneapolis/St. Paul metropolitan area. In 1987, the Company began granting franchises. Over the past ten years, the Company has grown to an aggregate of 129 stores, including 78 Company-owned stores and 51 franchise stores throughout 24 states. In growing the number of Company-owned stores, management has employed a strategy of clustering stores in the Company's principal markets in an effort to provide its customers with convenient store locations, expand its total market share and achieve favorable economies of scale.

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

     Total revenue consists of Company-owned store sales and franchise revenues. Franchise revenues are generated from royalties received on sales, generally 4% of the store's sales, and initial franchise fees, which are recognized at the time the franchise signs the lease for the store. Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations. Stores in which retail square footage is increased more than 50%, or stores that are relocated, are no longer included in the comparable store sales base until 12 months have passed. Cost of goods sold includes the direct cost of merchandise, plus handling and distribution, and certain occupancy costs. Store operating expenses include all costs incurred at the store level, such as advertising, credit card processing fees, and store payroll. General and administrative expenses include corporate administrative expense for Company-owned stores and expenses relating to franchising. Franchise expenses are primarily payroll, legal, travel, and advertising.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998, COMPARED TO THREE MONTHS ENDED AUGUST 1, 1997

     REVENUE. Company-owned store sales increased 10.8% to $14.7 million for the three months ended July 31, 1998, from $13.3 million for the comparable period of fiscal 1997. Of the $14.7 million in Company-owned store sales, approximately $13.1 million is attributable to comparable store sales and approximately $1.7 million is attributable to new and remodeled Company-owned stores. Stores open in the second quarter of fiscal 1997 had a .01% same store sales increase for second quarter of fiscal 1998. During first quarter of 1998, the Company opened one new company-owned store, and purchased two franchise stores increasing the total number of Company-owned stores to 78 as of July 31, 1998. This compares to 68 Company-owned stores as of August 1, 1997.

     Franchise revenue increased 4.9% to $325,000 for the three months ended July 31, 1998, from $310,000 for the comparable period of fiscal 1997. Initial franchise fees increased due to an increase in franchise store openings in the three months ended July 31, 1998. The increase in initial franchise fees was augmented by increased royalty payments resulting from higher sales in the franchise stores. The Company opened one new franchise and purchased two of the franchise stores, increasing the total number of franchise stores to 51, as of July 31, 1998. This compares to 50 franchise stores as of August 1, 1997.

     COST OF GOODS SOLD. Cost of goods sold for the three months ended July 31, 1998, was $9.8 million, or 66.7% of Company-owned stores revenue, as compared to $8.8 million, or 65.8% of Company-owned stores revenues, for the comparable period of fiscal 1997. The increase as a percentage of Company-owned store revenues was primarily attributable to increasing occupancy costs.

     STORE OPERATING EXPENSES. Store expenses for the three months ended July 31, 1998 were $2.9 million, or 19.5% of Company-owned store revenue, as compared to $2.3 million, or 17.4% of

Company-owned store revenue, for the comparable period of fiscal 1997. Over 75% of the variance is due to tight labor markets and continued increases in the average hourly compensation. The balance of the variance is due increased credit card discount expense, and depreciation related to enhanced technology at the stores.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended July 31, 1998 were $2.0 million as compared to $1.4 million in the prior year period. The increase was primarily attributable to the increase in senior management positions and additional lease expense on new cash registers.

     INTEREST EXPENSE. Interest expense decreased 85.0% to $36,000, or .2% of total revenue for the three months ended July 31, 1998 from $238,000, or 1.8% for the comparable period of fiscal 1997. This is the result of using the proceeds of the initial public offering to repay bank debt. Interest rates have been stable.

     NET INCOME (LOSS). As a result of the factors discussed above, net income decreased 60.9% to $219,000, or 1.5% of total revenue for the three months ended July 31, 1998, from a pro forma net income of $561,000, or 4.1% of total revenue for the comparable period of fiscal 1997. Pro forma net income for the three months ended August 1, 1997 includes a provision for federal and state income taxes.


SIX MONTHS ENDED JULY 31, 1998, COMPARED TO SIX MONTHS ENDED AUGUST 1, 1997

     REVENUE. Company-owned store sales increased 11.3% to $26.9 million for the six months ended July 31, 1998, from $24.2 million for the comparable period of fiscal 1997. Of the $26.9 million in Company-owned store sales, approximately $22.8 million is attributable to comparable store sales and approximately $4.1 million is attributable to new and remodeled Company-owned stores. Stores open in the six months ended July 31, 1997 had a 1.0% same store sales increase for six months ended July 31, 1998. During the first six months of fiscal 1998, the Company opened four new company-owned stores, purchased three franchise stores, and closed one Company store, increasing the total number of Company-owned stores to 78 as of July 31, 1998. This compares to 68 Company-owned stores as of August 1, 1997.

     Franchise revenue increased 15.8% to $628,000 for the six months ended July 31, 1998, from $542,000 for the comparable period of fiscal 1997. Initial franchise fees increased due to an increase in franchise store openings in the six months ended July 31, 1998. The increase in initial franchise fees was augmented by increased royalty payments resulting from higher sales in the franchise stores. During the six months ended July 31, 1998, the Company opened four new franchises, purchased three of the franchise stores, and closed one franchise store, decreasing the total number of franchise stores to 51, as of July 31, 1998. This compares to 50 franchise stores as of August 1, 1997.

     COST OF GOODS SOLD. Cost of goods sold for the six months ended July 31, 1998, was $18.3 million, or 67.9% of Company-owned stores revenue, as compared to $16.3 million, or 67.2% of

Company-owned stores revenues, for the comparable period of fiscal 1997. The increase as a percentage of Company-owned store revenues was primarily attributable to increasing occupancy costs.

     STORE OPERATING EXPENSES. Store expenses for the six months ended July 31, 1998 were $6.1 million, or 22.5% of Company-owned store revenue, as compared to $4.9 million, or 20.2% of Company-owned store revenue, for the comparable period of fiscal 1997. Over 60% of the variance is due to tight labor markets and continued increases in the average hourly compensation.
The balance of the variance is due to increased credit card discount expense, and depreciation related to enhanced technology at the stores.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended July 31, 1998 were $3.7 million as compared to $2.6 million in the prior year period. The increase was primarily attributable to the increase in senior management positions, additional lease expense on new cash registers, and depreciation expense on the Company's new integrated inventory management system.

     INTEREST EXPENSE. Interest expense decreased 86.9% to $63,000, or .2% of total revenue for the six months ended July 31, 1998 from $479,000, or 1.9% for the comparable period of fiscal 1997. This is the result of using the proceeds of the initial public offering to repay bank debt. Interest rates have been stable.

     NET INCOME (LOSS): As a result of the factors discussed above, the net loss was ($309,000) or (1.1%) of total revenue for the six months ended July 31, 1998, compared to a proforma net income of $293,000, or 1.2% of total revenue for the six months ended August 1, 1997. Pro forma net income for the six months ended August 1, 1997 includes a provision for federal and state income taxes.


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

     At July 31, 1998 and January 30, 1998, the Company's working capital was $7.5 million and $9.4 million, respectively. Cash provided by (used in) operating activities for the first six months of fiscal 1998 and fiscal 1997 was ($141,000) and $995,000 respectively.

     At July 31, 1998, and January 30, 1998, the Company's accounts payable were $4.6 million and $3.0 million respectively. The increase in accounts payable was primarily attributable to increased merchandise inventory. Historically, the amount of the Company's obsolete inventory has been immaterial.

     Net cash used in investing activities for the first six months of fiscal 1998 and the comparable period of fiscal 1997 was $2.5 million and $759,000, respectively.

     Net cash provided by (used in) financing activities during the first six months of fiscal 1998 was $888,000. Net cash used in financing activities during the first six months of fiscal 1997 was ($233,000). The Company had $1.1 million outstanding at July 31, 1998, and had no amounts outstanding at January 30, 1998, under its existing line of credit. In November, 1997, the Company paid its revolving credit facility in full from the proceeds of its initial public offering. The credit facility expires on May 31, 1999.


YEAR 2000

     The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20", instead of the current "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the year 2000 problem is not yet known, and if not timely corrected, could affect the global economy.

     It is possible that the Company's currently installed computer systems, software, or other business systems, or those of the Company's suppliers, will not accept input of, store, or manipulate output dates for the years 2000 and beyond without error or manipulation. The Company does not have a formal Year 2000 plan for its operations. To date, the cost associated with Year 2000 readiness has been immaterial. However, during 1997 and 1998, the Company upgraded or replaced it's mission critical data processing systems and believes that these systems will function properly with respect to dates in the year 2000 and beyond. The Company has received certification from many of its hardware and software suppliers of the upgraded or replaced systems that the systems should function correctly in year 2000 and beyond. In the ordinary course of business, the Company upgrades and replaces its cash registers. All registers will have been upgraded or replaced by the year 2000. Management has also reviewed its non-information technology systems, such as alarms, and upgraded the non-information technology as necessary. Management believes that any additional modifications will not have a material impact on its business, operations, or financial condition. Accordingly, management has not developed a formal contingency plan for the Year 2000 problem.

     Some risks associated with the Year 2000 problem are beyond the ability of the Company to control, including the extent to which the Company's suppliers and service providers can address the Year 2000 problem. The Company has been in contact with its major suppliers and service providers to understand their state of Year 2000 readiness, and is assessing the possible effects an adverse impact could have on the Company. The failure by a third party to adequately address the Year 2000 issue could have a material adverse affect on a third party, and therefore could have an adverse affect on the Company. Multiple sources of product supply mitigate this concern.

SUBSEQUENT EVENTS

     The Company purchased two of its franchise stores in Fort Dodge, IA, and Cedar Falls, IA on August 14, 1998, and August 21, 1998 respectively.

USE OF INITIAL PUBLIC OFFERING PROCEEDS

     On November 25, 1997 the Company commenced an initial public offering of 1,778,000 shares of its common stock, par value $.01 per share in the United States. The Company's registration statement on Form S-1 (Registration No. 333-36911) with respect to the Offering was declared effective by the Securities and Exchange Commission on November 20, 1997. All 1,778,000 shares were offered and sold by the Company. As part of the offering, the Company and a Selling Shareholder granted to the underwriters an over-allotment option to purchase up to an additional 266,700 shares of common stock. The offering terminated on November 25, 1997. On December 22, 1997, the underwriters exercised the over-allotment, purchasing 207,800 shares of common stock from the Company. The offering price of the 1,985,800 shares of common stock (including the over-allotment) was $7.50 per share. The proceeds to the Company, after deduction of the underwriting discount and expenses associated with the Offering, were $13.1 million.

     During the period from November 28, 1997, through December 30, 1997, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of common stock offered and sold in the offering, including the underwriter's over-allotment, was approximately $1.8 million. This includes underwriting discounts and commissions (of approximately $1.0 million) and expenses paid for accounting, legal, printing, and other expenses.

     The sole underwriter for the offering was Dain Rauscher Incorporated f/k/a Dain Bosworth Incorporated ("Dain"). As sole underwriter for the offering, Dain received all of the underwriting commissions and discounts paid by the Company.

     During the period from November 28, 1997, through July 31, 1998, the net proceeds of the offering have been applied as follows: (i) to repay borrowings outstanding under the Company's revolving credit facility in the amount of $5.8 million, (ii) to prepay the 10% Subordinated Notes due November 30, 2004 in the amount of $2.1 million, and (iii) to repay shareholder notes in the amount of $2.1 million to Yale T. Dolginow and Brent D. Schlosser. The remaining $3.1 million have been used for other general corporate purposes.

ITEM 5.  OTHER INFORMATION.

     The Securities and Exchange Commission (the "SEC") has recently amended Rule 14a-4, which governs the Company's use of discretionary voting authority with respect to certain stockholder proposals. Rule 14a-4(c)(1) allows Company management to use their discretionary authority to vote proxies on stockholder proposals, without a discussion of the matter in the proxy statement, if the proponent of such proposal fails to notify the Company at least 45 days prior to the mailing date of the prior year's proxy statement. In order to provide stockholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Stockholders, the Company hereby notifies all stockholders that after March 31, 1999, any stockholder proposal submitted outside the process of SEC Rule 14a-8 will be considered untimely for purposes of SEC Rules 14a-4 and 14a-5(e).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Listing of Exhibits:



Exhibit Number                     Description
--------------                     -----------
     11                            Computation of Earnings per Common Share
     27                            Financial Data Schedule

    (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended July 31, 1998.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PAPER WAREHOUSE, INC.

Date:  September 14, 1998                    /s/ Yale T. Dolginow
                                             -----------------------------
                                        Yale T. Dolginow
                                        President and Chief Executive Officer


Date:  September 14, 1998                    /s/ Cheryl W. Newell
                                             -----------------------------
                                        Cheryl W. Newell
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                    EXHIBIT INDEX

Exhibit No.                        Description                   Location
-----------                        -----------                   --------
  11           Computation of Earnings per Common Share
  27           Financial Data Schedule