Form 10-Q
period 1998-10-30
PAPER WAREHOUSE INC
filed 1998-12-14
CIK 934509

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended October 30, 1998

                                         OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934

                     For the Transition Period From ____ To ____

                           Commission file number  0-23389

                                PAPER WAREHOUSE, INC.
                (Exact name of registrant as specified in its charter)

               Minnesota                                  41-1612534
----------------------------------------       ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
          or organization)

                              7630 Excelsior Boulevard
                                 Minneapolis, MN  55426
               -----------------------------------------------------
            (Address of principal executive offices including zip code)

                                   (612) 936-1000
                        -----------------------------------
                (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]  NO [   ]


Number of shares of Common Stock, $0.01 par value per share outstanding as of December 14, 1998
                                     4,557,187

                           PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                               PAPER WAREHOUSE, INC.
                            Consolidated Balance Sheets
                       October 30, 1998 and January 30, 1998



                                                                 October 30,      January
                                                                     1998           30,
 ASSETS                                                          (Unaudited)       1998
 ------                                                          -----------       ----
 Current Assets:
   Cash  . . . . . . . . . . . . . . . . . . . . . . . . . .   $    594,425      2,059,737
   Inventories, net. . . . . . . . . . . . . . . . . . . . .     16,291,892     11,161,549
   Accounts receivable, net. . . . . . . . . . . . . . . . .        569,523        451,937
   Prepaid expenses and other current assets . . . . . . . .        630,191        153,968
                                                               ------------   ------------
   Total current assets. . . . . . . . . . . . . . . . . . .     18,086,031     13,827,191
 Property and equipment, net . . . . . . . . . . . . . . . .      9,137,761      6,798,228
 Other assets, net . . . . . . . . . . . . . . . . . . . . .        803,775        391,918
                                                               ------------   ------------
                                                                $28,027,567     21,017,337
                                                               ------------   ------------
                                                               ------------   ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Note payable - line of credit . . . . . . . . . . . . . .      1,800,000             --
   Current maturities of long-term debt. . . . . . . . . . .        156,301        305,585
   Current maturities of capital lease obligations . . . . .        209,850        179,671
   Accounts payable. . . . . . . . . . . . . . . . . . . . .      8,274,350      2,989,016
   Accrued liabilities:
      Payroll and related expenses . . . . . . . . . . . . .        283,615        369,486
      Accrued expenses . . . . . . . . . . . . . . . . . . .        721,632        349,718
      Accrued interest . . . . . . . . . . . . . . . . . . .         11,157         10,317
      Other. . . . . . . . . . . . . . . . . . . . . . . . .        511,338        240,765
                                                               ------------   ------------
      Total current liabilities. . . . . . . . . . . . . . .     11,968,243      4,444,558

 Capital lease obligations, less current maturities. . . . .        210,196        355,927

 Long-term debt, less current maturities . . . . . . . . . .        871,210        911,409
 Deferred rent credits and other . . . . . . . . . . . . . .        983,701        711,659
                                                               ------------   ------------
   Total liabilities . . . . . . . . . . . . . . . . . . . .     14,033,350      6,423,553

 Stockholders' equity:
   Serial preferred stock, 10,000,000 shares authorized;
      none issued or outstanding . . . . . . . . . . . . . .             --             --
   Common stock, $.01 par value. Authorized
      40,000,000 shares; issued and
      outstanding 4,557,187 shares . . . . . . . . . . . . .         45,572         45,572
   Additional paid-in capital. . . . . . . . . . . . . . . .     13,683,807     13,683,807
   Retained earnings . . . . . . . . . . . . . . . . . . . .        264,838        864,405
                                                               ------------   ------------

 Total stockholders' equity. . . . . . . . . . . . . . . . .     13,994,217     14,593,784
                                                               ------------   ------------
 Commitments and contingencies
                                                               $ 28,027,567     21,017,337
                                                               ------------   ------------
                                                               ------------   ------------

            See accompanying notes to consolidated financial statements.

                               PAPER WAREHOUSE, INC.

                       Consolidated Statements of Operations
          Three Months Ended October 30, 1998 and October 31, 1997 and the
                 Nine Months October 30, 1998 and October 31, 1997


                                                                   Three Months Ending             Nine Months Ending
                                                               -----------------------------------------------------------
                                                                October 30,     October 31,    October 30,    October 30,
                                                                   1998             1997           1998           1997
                                                                (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                                               ------------    ------------   ------------    -----------
 Revenue:
   Company-owned stores. . . . . . . . . . . . . . . . . . .   $ 16,649,889     13,267,942     43,590,462     37,473,747
   Franchise related fees. . . . . . . . . . . . . . . . . .        351,192        285,190        979,166        827,540
                                                               ------------   ------------   ------------   ------------

   Total revenue . . . . . . . . . . . . . . . . . . . . . .     17,001,081     13,553,132     44,569,628     38,301,287

 Costs and expenses:
   Costs of products sold and occupancy costs. . . . . . . .     11,201,413      8,745,109     29,487,517     25,013,800
   Store operating expenses. . . . . . . . . . . . . . . . .      3,949,119      3,159,360     10,016,759      8,054,837
   General and administrative expenses . . . . . . . . . . .      2,046,889      1,388,139      5,713,244      4,014,932
                                                               ------------   ------------   ------------   ------------

   Operating income (loss) . . . . . . . . . . . . . . . . .       (196,340)       260,524       (647,892)     1,217,718

 Interest expense. . . . . . . . . . . . . . . . . . . . . .        (65,946)      (243,707)      (128,917)      (722,728)

 Income (loss) before income taxes . . . . . . . . . . . . .       (262,286)        16,817       (776,809)       494,990

 Income tax (expense) benefit. . . . . . . . . . . . . . . .        104,915             --        310,724         (5,038)
                                                               ------------   ------------   ------------   ------------

 Net earnings (loss) . . . . . . . . . . . . . . . . . . . .      ($157,371)        16,817       (466,085)       489,952
                                                               ------------   ------------   ------------   ------------
                                                               ------------   ------------   ------------   ------------

 Basic earnings per share:
   Weighted average shares outstanding . . . . . . . . . . .      4,557,187                     4,557,187
                                                               ------------                  ------------
                                                               ------------                  ------------
   Net earnings (loss) per share . . . . . . . . . . . . . .          ($.03)                       ($0.10)
                                                               ------------                  ------------
                                                               ------------                  ------------

 Diluted earnings per share:
   Weighted average shares outstanding plus equivalents. . .      4,557,187                     4,557,187
                                                               ------------                  ------------
                                                               ------------                  ------------
   Net earnings (loss) per share . . . . . . . . . . . . . .          ($.03)                       ($0.10)
                                                               ------------                  ------------
                                                               ------------                  ------------

 Proforma net earnings . . . . . . . . . . . . . . . . . . .                       $10,427                      $303,770
 Proforma basic earnings per share:
   Weighted average shares outstanding . . . . . . . . . . .                     2,202,818                     2,202,818
                                                                              ------------                  ------------
                                                                              ------------                  ------------
   Net earnings (loss) per share . . . . . . . . . . . . . .                         $0.00                         $0.14
                                                                              ------------                  ------------
                                                                              ------------                  ------------
 Proforma diluted earnings per share:
   Weighted average shares outstanding plus equivalents. . .                     2,202,818                     2,202,818
                                                                              ------------                  ------------
                                                                              ------------                  ------------
   Net earnings (loss) per share . . . . . . . . . . . . . .                         $0.00                         $0.14
                                                                              ------------                  ------------
                                                                              ------------                  ------------

             See accompanying notes to consolidated financial statements

                                PAPER WAREHOUSE, INC.
                       Consolidated Statements of Cash Flows
              Nine months ended October 30, 1998 and October 30, 1997


                                                                                    Nine Months Ended
                                                                               --------------------------
                                                                               October 30,    October 31,
                                                                                   1998           1997
                                                                                (Unaudited)    (Unaudited)
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (466,085)    $  489,952
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .       1,219,581        836,836
      Gain on sale of property and equipment . . . . . . . . . . . . . . .            (277)        (1,892)
      Changes in operating assets and liabilities, net of the
        effect of the purchase of the assets of a business:
         Accounts receivable, net. . . . . . . . . . . . . . . . . . . . .        (117,586)       (10,632)
         Prepaid expenses and other current assets . . . . . . . . . . . .        (476,223)      (196,956)
         Merchandise inventories, net. . . . . . . . . . . . . . . . . . .      (4,717,184)    (3,513,473)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .       5,285,334      4,400,839
         Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .         829,498        883,151
                                                                               -----------    -----------
Net cash provided by operating activities. . . . . . . . . . . . . . . . .       1,557,058      2,887,825
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of assets of business. . . . . . . . . . . . . . . . . . . . .        (879,533)          --
   Proceeds from sale of property and equipment. . . . . . . . . . . . . .           5,504          7,807
   Purchases of property and equipment . . . . . . . . . . . . . . . . . .      (3,406,865)    (1,982,580)
   Other assets, net of effect of asset acquisition. . . . . . . . . . . .        (102,959)       (37,298)
                                                                               -----------    -----------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . .      (4,383,853)    (2,012,071)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from line of credit. . . . . . . . . . . . . . . . . . . .       1,800,000           --
   Net proceeds from (payments on) notes payable to bank . . . . . . . . .            --         (870,000)
   Principal payments on long-term debt. . . . . . . . . . . . . . . . . .        (189,483)       (16,376)
   Net proceeds from (payments on) capital lease . . . . . . . . . . . . .        (115,552)       578,055
   Distribution of Subchapter S Corporation accumulated earnings . . . . .        (133,482)          --
   Distribution of earnings. . . . . . . . . . . . . . . . . . . . . . . .            --         (142,663)
                                                                               -----------    -----------
Net cash provided by (used in) financing activities. . . . . . . . . . . .       1,361,483       (450,984)
                                                                               -----------    -----------

Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . .      (1,465,312)       424,770

Cash:
   Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .       2,059,737        357,167
                                                                               -----------    -----------
   End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   594,425        781,937
                                                                               -----------    -----------
                                                                               -----------    -----------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         152,439        634,946
      Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            5,038



            See accompanying notes to consolidated financial statements.

                     Notes to Consolidated Financial Statements
                               Paper Warehouse, Inc.

(1)  BASIS OF PRESENTATION

     Paper Warehouse, Inc. (the "Company") is a paper and party goods retailer operating 88 company-owned stores in the states of Minnesota, Missouri, Iowa, Kansas, Oklahoma, Colorado, Washington, and Wisconsin. Paper Warehouse, Inc. also sells Paper Warehouse franchises through its wholly-owned subsidiary, Paper Warehouse Franchising, Inc. Paper Warehouse operates under the names "Paper Warehouse" and "Party Universe."

     The financial statements of the Company represent the consolidated financial statements of Paper Warehouse, Inc. and Paper Warehouse Franchising, Inc. as of October 30, 1998 and for the three months ended October 30, 1998 and October 31, 1997 and the nine months ended October 30, 1998 and October 31, 1997. The results of all intercompany transactions have been eliminated.

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

(2)  INCOME TAXES - S CORPORATION ELECTION

     Prior to November 25, 1997, the Company elected to be taxed as an S corporation under the Internal Revenue Code. The Company's earnings or losses for the S Corporation period were allocated to its then current stockholders for inclusion in their individual tax returns. As a result, no provision for federal taxes was required at the corporate level for that period. The Company agreed to make distributions of earnings in amounts sufficient to enable stockholders to pay their federal and state income taxes resulting from pass-through of taxable income as a result of the S Corporation election. A provision was made for state taxes during the S Corporation period as some states impose a tax on S Corporations. Prior to such termination of S Corporation status, the Company distributed to its then current stockholders substantially all accumulated S Corporation earnings as of the termination date.

     Pro forma net income and pro forma net income per share for the three month period ended October 31, 1997 and the nine month period ended October 31, 1997, have been determined assuming that the Company had been taxed as a C Corporation for federal and certain state income tax purposes for such periods. The pro forma tax benefit was $6,390 and $186,182 respectively. Federal and state income taxes are provided for by the Company for third quarter and year to date 1998.

(3)  ACQUISITIONS

     During the three months ended October 30, 1998, the Company acquired the assets of two franchisees. The assets and operations of the business acquired have been included in the accompanying consolidated financial statements since the date of acquisition.

     Subsequent to the end of the third quarter the Company acquired the assets of four additional franchisees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

                                       OVERVIEW

     Paper Warehouse is a growing chain of stores specializing in party supplies and paper goods operating under the names Paper Warehouse and Party Universe. The current management team purchased the business in 1986 and incorporated the Company in Minnesota in 1987. At the time of the acquisition, the Company consisted of three stores located in the Minneapolis/St. Paul metropolitan area. In 1987, the Company began granting franchises. Over the past twelve years, the Company has grown to an aggregate of 137 stores, including 88 Company-owned stores and 49 franchise stores throughout 24 states. In growing the number of Company-owned stores, management has employed a strategy of clustering stores in the Company's principal markets in an effort to provide its customers with convenient store locations, expand its total market share and achieve favorable economies of scale.

     The Company completed its initial public offering on November 28, 1997.
The total offering was for 1,778,000 shares of common stock, all of which were offered by the Company. Proceeds to the Company, net of offering expenses, were approximately $11.7 million. On December 24, 1997, the underwriters partially exercised their over-allotment option and the Company sold an additional 207,800 shares of common stock. Proceeds to the Company, net of offering expenses, were approximately $1.4 million. The proceeds from the sale of common stock were used to retire the Company's revolving line of credit, prepay Subordinated Debt, and retire indebtedness. The balance of the proceeds were used to finance new store openings and additional growth.

     Prior to November 28, 1997, the Company elected to be treated for Federal and state income tax purposes as an S Corporation under the Internal Revenue Code of 1986, as amended, and comparable state tax laws. For the purpose of discussion and analysis, the Company has presented a pro forma tax provision and pro forma net income. These pro forma amounts represent what the income tax provision and the net income would have been if the Company had been a C Corporation and thus was subject to Federal income taxation for the entire period. This pro forma provision is computed using a combined Federal and state income tax rate of 38% for 1997.

     Total revenue consists of Company-owned store sales and franchise revenues. Franchise revenues are generated from royalties received on sales, generally 4% of the store's sales, and initial franchise fees, which are recognized at the time the franchise signs the lease for the store. Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations. Stores in which retail square footage is increased more than 50%, or stores that are relocated, are no longer included in the comparable store sales base until 12 months have passed. Cost of products sold and occupancy costs includes the direct cost of merchandise, plus handling and distribution, and certain occupancy costs. Store operating expenses include all costs incurred at the store level, such as advertising, credit card processing fees, and store payroll. General and administrative expenses include corporate administrative expense for Company-owned stores and expenses relating to franchising. Franchise expenses are primarily payroll, legal, travel, and advertising.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 30, 1998, COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

     REVENUE. Company-owned store sales increased 25.4% to $16.6 million for the three months ended October 30, 1998, from $13.3 million for the comparable period of fiscal 1997. Of this increase, approximately $14.0 million is attributable to comparable store sales and approximately $2.6 million is attributable to new and remodeled Company-owned stores. Stores open in the third quarter of fiscal 1997 had a 7.6% same store sales increase for third quarter of fiscal 1998. During third quarter of 1998, the Company opened eight new company-owned stores, and purchased two franchise stores increasing the total number of Company-owned stores to 88 as of October 30, 1998. This compares to 70 Company-owned stores as of October 31, 1997.

     Franchise revenue increased 23.1% to $351,000 for the three months ended October 30, 1998, from $285,000 for the comparable period of fiscal 1997. Initial franchise fees increased due to an increase in franchise store openings in the three months ended October 30, 1998. The increase in initial franchise fees was augmented by increased royalty payments resulting from higher sales in the franchise stores. In the third quarter, the Company opened two new franchises, purchased two of the franchise stores, and terminated two franchise stores, decreasing the total number of franchise stores to 49, as of October 30, 1998. This compares to 51 franchise stores as of October 31, 1997.

     COST OF PRODUCTS SOLD AND OCCUPANCY COSTS. Cost of products sold and occupancy costs for the three months ended October 30, 1998, were $11.2 million, or 67.3% of Company-owned stores revenue, as compared to $8.7 million, or 65.9% of Company-owned stores revenues, for the comparable period of fiscal 1997. The increase as a percentage of Company-owned store revenues was primarily attributable to increasing occupancy costs.

     STORE OPERATING EXPENSES. Store expenses for the three months ended October 30, 1998 were $3.9 million, or 23.7% of Company-owned store revenue, as compared to $3.2 million, or 23.8% of Company-owned store revenue, for the comparable period of fiscal 1997. The increase in terms of dollars is due to the increased number of Company-owned stores, as well as increased payroll expense due to tight labor markets, and continued increases in the average hourly compensation. The balance of the variance is due to increased credit card discount expense, and depreciation related to enhanced technology at the stores.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended October 30,1998 were $2.0 million as compared to $1.4 million in the prior year period. The increase was primarily attributable to the increase in senior management positions and additional depreciation expense on the Company's new integrated inventory management system.

     INTEREST EXPENSE. Interest expense decreased 72.9% to $66,000, or .4% of total revenue for the three months ended October 30, 1998 from $244,000, or 1.8% for the comparable period of fiscal 1997. This is the result of using the proceeds of the initial public offering to repay bank debt. Interest rates have been stable.

     NET EARNINGS (LOSS). As a result of the factors discussed above, the net loss was $157,000 or .9% of total revenue for the three months ended October 30, 1998, compared to a pro forma net income of $10,000, or .1% of total revenue for the comparable period of fiscal 1997. Pro forma net income for the three months ended October 31, 1997 includes a provision for federal and state income taxes.


NINE MONTHS ENDED OCTOBER 30, 1998, COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1997

     REVENUE. Company-owned store sales increased 16.3% to $43.6 million for the nine months ended October 30, 1998, from $37.4 million for the comparable period of fiscal 1997. Of this increase, approximately $35.6 million is attributable to comparable store sales and approximately $8.0 million is attributable to new and remodeled Company-owned stores. Stores open in the nine months ended October 30, 1997 had a 2.7% same store sales increase for nine months ended October 30, 1998. During the first nine months of fiscal 1998, the Company opened 11 new company-owned stores, purchased five franchise stores, and closed one Company store, increasing the total number of Company-owned stores to 88 as of October 30, 1998. This compares to 70 Company-owned stores as of October 31, 1997.

     Franchise revenue increased 18.3% to $979,000 for the nine months ended October 30, 1998, from $828,000 for the comparable period of fiscal 1997. Initial franchise fees increased due to an increase in franchise store openings in the nine months ended October 30, 1998. The increase in initial franchise fees was augmented by increased royalty payments resulting from higher sales in the franchise stores. During the nine months ended October 30, 1998, the Company opened six new franchises, purchased five of the franchise stores, and terminated three franchise stores, decreasing the total number of franchise stores to 49, as of October 30, 1998. This compares to 51 franchise stores as of October 31, 1997.

     COST PRODUCTS SOLD AND OCCUPANCY COSTS. Cost of products sold and occupancy costs for the nine months ended October 30, 1998, was $29.5 million, or 67.6% of Company-owned stores revenue, as compared to $25.0 million, or 66.7% of Company-owned stores revenues, for the comparable period of fiscal 1997. The increase as a percentage of Company-owned store revenues was primarily attributable to increasing occupancy costs.

     STORE OPERATING EXPENSES. Store expenses for the nine months ended October 30, 1998 were $10.0 million, or 23.0% of Company-owned store revenue, as compared to $8.1 million, or 21.5% of Company-owned store revenue, for the comparable period of fiscal 1997. Over two-thirds of the variance is due to increased payroll expenses, the result of additional company-owed stores, tight labor markets, and continued increases in the average hourly compensation. The balance of the variance is due to increased credit card discount expense, and depreciation related to enhanced technology at the stores.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended October 30, 1998 were $5.7 million as compared to $4.0 million in the prior year period. The increase was primarily attributable to the increase in senior management positions, additional lease expense on new cash registers, and depreciation expense on the Company's new integrated inventory management system.

     INTEREST EXPENSE. Interest expense decreased 82.2% to $129,000, or .3% of total revenue for the nine months ended October 30, 1998 from $723,000 or 1.9% for the comparable period of fiscal 1997. This is the result of using the proceeds of the initial public offering to repay bank debt. Interest rates have been stable.

     NET EARNINGS (LOSS): As a result of the factors discussed above, the net loss was $466,000 or 1.1% of total revenue for the nine months ended October 30, 1998, compared to a proforma net income of $304,000, or .8% of total revenue for the nine months ended October 31, 1997. Pro forma net income for the nine months ended October 31, 1997 includes a provision for federal and state income taxes.

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

     At October 30, 1998 and January 30, 1998, the Company's working capital was $6.1 million and $9.4 million, respectively. Cash provided by operating activities for the first nine months of fiscal 1998 and fiscal 1997 was $1.6 million and $2.9 million respectively.

     At October 30, 1998, and January 30, 1998, the Company's accounts payable were $8.3 million and $3.0 million, respectively. The increase in accounts payable was primarily attributable to increased merchandise inventory. Historically, the amount of the Company's obsolete inventory has been immaterial.

     Net cash used in investing activities for the first nine months of fiscal 1998 and the comparable period of fiscal 1997 was $4.4 million and $2.0 million, respectively.

     Net cash provided by financing activities during the first nine months of fiscal 1998 was $1.4 million. Net cash used in financing activities during the first nine months of fiscal 1997 was $451,000. The Company had $1.8 million outstanding at October 30, 1998, and had no amounts outstanding at January 30, 1998, under its existing line of credit. In November, 1997, the Company paid its revolving credit facility in full from the proceeds of its initial public offering. The credit facility expires on May 31, 1999. The Company made the final distribution of S Corporation accumulated earnings to its former S Corporation stockholders in third quarter, 1998.

     During the period from November 28, 1997, through October 30, 1998, the net proceeds of the offering have been applied as follows: (i) to repay borrowings outstanding under the Company's revolving credit facility in the amount of $5.8 million, (ii) to prepay the 10% Subordinated Notes due November 30, 2004 in the amount of $2.1 million, and (iii) to repay shareholder notes in the amount of $2.1 million to Yale T. Dolginow and Brent D. Schlosser. The remaining $3.1 million have been used for other general corporate purposes.

     The Company believes it will have sufficient funds available to meet current and future commitments.

IMPACT OF YEAR 2000

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

     STATE OF READINESS: Management of the Company is actively engaged in the process of evaluating the status of the Company's internal Information Technology ("IT") and non-IT systems for compliance with the Year 2000 issues. In addition, the Company is attempting to verify the readiness for the Year 2000 of third parties with whom the Company has a material relationship, such as its largest vendors and suppliers. The majority of the Company's exposure is in the readiness of third parties, where the situation is much less within the Company's ability to predict or control. The first phase, evaluating the Company's internal systems is substantially complete. The second phase, evaluating third party systems, was commenced in second fiscal quarter, 1998, and is expected to be substantially complete by mid-fiscal 1999.

     Non-IT systems. Management believes that the failure of any internal non-IT systems, e.g. alarms, telephone system, voicemail, access cards, locks, heating and cooling systems, etc., to be compliant for the Year 2000 would have little effect on the business, operations, or financial condition of the Company as a whole. Management has reviewed its non-IT systems, and upgraded the non-IT Systems as necessary. Management will continue to take steps to modify or replace non-IT systems as necessary to be Year 2000 compliant. The anticipated expenses for such replacement/conversions are not expected to be material. Management believes that any additional modifications/replacements will not have a material impact on its business, operations, or financial condition.

     Major IT Systems. During 1997 and 1998, the Company upgraded or replaced it's mission critical data processing system which controls the Company's financial records, inventory management, and purchasing, and believes that these systems will function properly with respect to dates in the year 2000 and beyond. The Company has received certification from many of its hardware and software suppliers of the upgraded or replaced systems that the systems should function correctly in year 2000 and beyond. In the ordinary course of business, the Company upgrades and replaces its cash registers and personal computers. All registers will have been upgraded or replaced by the year 2000. Management believes that any additional modifications/replacements will not have a material impact on its business, operations, or financial condition.

     Third Party Systems. The Company has been in contact with its major suppliers and service providers to understand their state of Year 2000 readiness, asked its major suppliers and service providers to complete a survey on their state of Year 2000 readiness, and is assessing the possible effects an adverse impact could have on the Company. The failure by a vendor or supplier to be Year 2000 compliant may interrupt the flow of products to the Company's stores for sale. Depending on how long product supply to the stores is interrupted, the impact could have a material adverse effect. Multiple sources of product supply mitigate this concern. The Company may experience some inconvenience if one or more of its infrastructure (utility) providers are not Year 2000 compliant. If the utility providers are not able to provide electricity, water, heat, etc., to a store or stores following January 1, 2000, the Company will, nonetheless, attempt to open all stores. If an infrastructure failure would continue for more than several days, the result could have a material adverse effect on the Company's revenues, earnings, and cash flow.

     COSTS TO ADDRESS YEAR 2000 ISSUES. To date, the cost associated with Year 2000 readiness has been immaterial. Management expects that any additional costs of being year 2000 compliant will be immaterial.

     RISKS TO THE COMPANY FOR YEAR 2000 ISSUES. Some risks associated with the Year 2000 problem are beyond the ability of the Company to control, including the extent to which the Company's suppliers and service providers can address the Year 2000 problem. Therefore, the Company cannot estimate the impact to the Company if third parties are not Year 2000 compliant. The failure by a third party vendor or supplier to adequately address the Year 2000 issue could have a material adverse affect on the third party, and therefore could have an adverse affect on the Company.

     CONTINGENCY PLANS. The Company has not developed a formal contingency plan for the Year 2000 problem for its operations. If the need arises, the Company may consider creating a contingency plan.


     The costs of the Company's Year 2000 compliance programs and the timetable on which the Company plans to complete such programs are based on management's best estimates, and reflect assumption regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and similar uncertainties. However, due to the complexity and pervasiveness of the year 2000 issue, and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated.

SUBSEQUENT EVENTS

     The Company purchased four of its franchise stores in Tucson, AZ on November 9, 1998.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Listing of Exhibits:

                          QUARTERLY REPORT ON FORM 10Q
                                     FOR THE
                         QUARTER ENDED OCTOBER 30, 1998

                               EXHIBIT INDEX

 Exhibit Number                   Description
 --------------                   -----------
           11                     Computation of Net Earnings per Common Share
           27                     Financial Data Schedule


     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended October 30, 1998.



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PAPER WAREHOUSE, INC.

Date:     December 14, 1998                  /s/ Yale T. Dolginow
                                             -----------------------------------
                                        Yale T. Dolginow
                                        President and Chief Executive Officer


Date:     December 14, 1998                  /s/ Cheryl W. Newell
                                             -----------------------------------
                                        Cheryl W. Newell
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                    EXHIBIT INDEX



   Exhibit No.                   Description                       Location
   -----------                   -----------                       --------
           11    Computation of Net Income per Common Share   Filed herewith
                                                              electronically
           27    Financial Data Schedule                      Filed herewith
                                                              electronically
