Form 10-K405
period 1999-01-29
PAPER WAREHOUSE INC
filed 1999-04-29
CIK 934509

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1999

                           COMMISSION FILE NO. 0-23389

                              ----------------------

                              PAPER WAREHOUSE, INC.
             (Exact name of registrant as specified in its charter)

                MINNESOTA                                     41-1612534
     (State of other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                            7630 EXCELSIOR BOULEVARD
                          MINNEAPOLIS, MINNESOTA 55426
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (612) 936-1000
        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                 $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X  NO
                                       ------   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

As of April 21, 1999, 4,627,936 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on April 21, 1999, was $4,558,761. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referenced to herein) from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on June 11, 1999 (the "1999 Proxy Statement").


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

         This Form 10-K contains trend information and other forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation the foregoing words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue," or comparable terminology, are intended to identify forword-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results could differ materially from historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified below in the section entitled "Certain Risks".

ITEM 1.  BUSINESS.

         Paper Warehouse, Inc., a Minnesota corporation ("Paper Warehouse" or the "Company") is a growing chain of stores specializing in party supplies and paper goods operating under the names PAPER WAREHOUSE and PARTY UNIVERSE. The Company's seven principal markets are Tucson, AZ, Denver, CO, Kansas City, MO and KS, Minneapolis/St. Paul, MN, Oklahoma City/Tulsa, OK, Omaha, NE and Des Moines, IA, and Seattle, WA. Paper Warehouse stores offer an extensive assortment of special occasion, seasonal and everyday paper products, including party supplies, gift-wrap, greeting cards and catering supplies, at everyday low prices. The Company's 143 stores (97 Company-owned and 46 franchised stores) are conveniently located in major retail trade areas to provide customers with easy access to its stores.

         The Company offers a broad selection of party supplies and paper goods for a wide variety of celebratory occasions and everyday uses, including birthdays, weddings, baby showers, graduations and other family and religious celebrations, as well as seasonal events such as Valentine's Day, Easter, Fourth of July, Halloween, Thanksgiving, Christmas, Hanukkah and New Year's. Through its 8,500 square foot superstore prototype, the Company offers a comprehensive selection of over 19,000 SKUs, providing customers the convenience of one-stop shopping for all party supplies and paper goods. The Company's merchandise is organized by party themes, and the prominent signage and wide aisles allow customers easy access to coordinate the merchandise required for all party occasions. The Company believes that its extensive selection, combined with high in-stock positions, often stimulates customers to purchase additional products.

         The first Paper Warehouse store opened in Minneapolis, Minnesota in 1983. The current management team purchased the Paper Warehouse business in 1986 and incorporated the Company in Minnesota in 1987. The Company's principal executive offices are located at 7630 Excelsior Boulevard, Minneapolis, Minnesota, 55426 and its telephone number is (612) 936-1000.

PAPER WAREHOUSE STORES

         FORMAT. The Company developed its current store prototype based on management's industry and other extensive retail experience and customer research. Paper Warehouse operates stores that range in size from 3,000 square feet to 8,500 square feet of retail space. Management introduced its current 8,500 square foot prototype store in 1994 and believes it is the optimal store format for its future growth. Of the 97 Company-owned stores, approximately 87% are 6,000 square feet or larger.

         Paper Warehouse stores are designed to create a customer-friendly environment. The Company uses vibrant colors, theme-oriented merchandise displays and unique products to create a fun and festive shopping experience. The focal point of the Company's stores is the seasonal display located at the front of each store, which creates a "store-within-a-store" appearance. These displays maximize the season's selling impact and are updated continuously to promote a fresh image within the store. To assist customers in coordinating party supplies for any occasion, the Company locates related departments, such as gift-wrap and greeting cards, adjacent to one another and displays related merchandise such as party hats, plates, cups and napkins together within a department. Customers are able to easily move about the different departments and find specific product categories due to prominent, easy-to-read signage, bright lighting and wide aisles. Management believes that the Paper Warehouse store layout assists customers in finding and coordinating their party supply needs, as well as encourages browsing, impulse purchases and repeat visits.

         CUSTOMER SERVICE. Paper Warehouse seeks to provide a high level of customer service to enhance its customer-friendly store environment. Store managers and sales associates are trained to assist customers with party planning and event coordination. In addition, the Company provides party planning guides and checklists for graduation, Halloween, Hanukkah, Christmas and New Year's. The Company's "no hassle" return policy makes it easy for customers to return or exchange products, which the Company believes encourages customers to purchase additional quantities. Certain products that require additional sales assistance, such as balloons and custom printing, are located near checkout counters where sales associates can readily assist customers. Management continually monitors its level of customer service by regular store visits and by employing anonymous "mystery shoppers." Mystery shoppers visit all Company-owned stores at least once per quarter to evaluate personnel on various aspects of customer service, including responsiveness, quality of product displays and store cleanliness. A portion of store managers' compensation is based on the results of these mystery shopper surveys.

         OPERATIONS AND TRAINING. Each Company-owned store is typically operated by a store manager, one assistant manager and a varying number of full-time and part-time sales associates, depending on the store size, sales volume and selling season. Store managers are responsible for all aspects of the store's day-to-day operations, including employee hiring and training, work scheduling, expense control and customer service. These managers report to a district or operations manager, each of whom is responsible for approximately 10 to 18 stores. Within each geographic market, the Company uses floating managers to assist in smaller stores that cannot support both a store manager and an assistant manager. In addition, floating managers support store managers during busy holiday seasons and substitute for store managers during vacations and other absences. The floating managers also work with newly hired store managers to ensure a smooth transition for sales personnel and customers.

         Prior to the opening of a new Company-owned store, store managers are usually trained intensely for two weeks, depending on prior experience, and receive additional on-going training. During the new store set-up, a manager receives additional training from the Company's district management team. After the store opening, corporate headquarters personnel spend considerable time overseeing the operations. Each district has a dedicated trainer who visits the stores to work with the store managers, reinforcing prior training and providing on-going training. Periodic training sessions are scheduled for store managers in the central or district offices on various topics, including human resources, merchandising, loss prevention and employee supervision. Additional training topics are covered at monthly managers' meetings and through monthly mailings and the Company's monthly newsletter.

         Paper Warehouse stores are typically open from 9:00 a.m. to 9:00 p.m. Monday through Friday, from 9:00 a.m. to 6:00 p.m. on Saturday and from 11:30 a.m. to 5:00 p.m. on Sunday.

SITE SELECTION AND LOCATIONS

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

         LOCATIONS.   As  of   January   29, 1999,  Paper Warehouse had 97
Company-owned stores in the following locations:

         LOCATIONS                                                                      NUMBER OF STORES
         ---------                                                                      ----------------
         Arizona
              Tucson Metropolitan Area........................................                         4
         Colorado
              Denver Metropolitan Area........................................                        13
              Colorado Springs................................................                         1
         Iowa
              Des Moines Metropolitan Area....................................                         4
              Cedar Falls.....................................................                         1
              Fort Dodge......................................................                         1
              Iowa City.......................................................                         1
              Sioux City......................................................                         1
         Kansas/Missouri
              Kansas City Metropolitan Area...................................                        16
              Columbia........................................................                         1
              Salina..........................................................                         1
              St. Joseph......................................................                         1
         Minnesota
              Minneapolis/St. Paul Metropolitan Area..........................                        26
              Mankato.........................................................                         1
              Rochester.......................................................                         1
              St. Cloud.......................................................                         1
         Nebraska
              Omaha Metropolitan Area.........................................                         2
         Oklahoma
              Oklahoma City Metropolitan Area.................................                         8
              Tulsa...........................................................                         4
         Washington
              Seattle Metropolitan Area.......................................                         7
         Wisconsin
              Onalaska........................................................                         1
              Eau Claire......................................................                         1
                                                                                                      --

         TOTAL COMPANY - OWNED STORES.........................................                        97
                                                                                                      --
                                                                                                      --

MERCHANDISING

         The Company offers a broad selection of party supplies and paper goods for a wide variety of celebratory occasions and everyday uses, including birthdays, weddings, baby showers, graduations and other family and religious celebrations, as well as seasonal events such as Valentine's Day, Easter, Fourth of July, Halloween, Thanksgiving, Christmas, Hanukkah and New Year's. Through its 8,500 square foot store prototype, the Company offers a comprehensive selection of over 19,000 SKUs, providing customers the convenience of one-stop shopping for all party supplies and paper goods. The Company's merchandise is organized by party themes, and the prominent signage and wide aisles allow customers easy access to coordinate the merchandise required for all party occasions. The Company also believes that its extensive selection, combined with high in-stock positions, often stimulates customers to purchase additional products.

         The Company's merchandise offering consists of the following:

         PARTY SUPPLIES. The Company offers an extensive selection of complementary and coordinating party supplies in unique and traditional patterns, colors and designs. The Company's party supplies include invitations, plates, napkins, party favors, streamers, banners, candles, balloons, party snacks and seasonal novelties such as Halloween costumes and Christmas decor. The Company's 8,500 square foot store prototype offers over 140 ensembles of party goods for many occasions, which include party hats, plates, napkins and cups. A significant portion of the Company's party goods ensembles involves the use of movie and television figures, animated characters and celebrity likenesses licensed to the manufacturer of such ensembles.

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

         GREETING CARDS. The Company features a wide variety of special occasion, seasonal and everyday greeting cards. The Company's 8,500 square foot prototype store offers over 10,000 titles. The Company carries traditional, humorous and contemporary brand name greeting cards at significantly lower prices than national greeting card chain stores.

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

PRODUCT SOURCING AND INVENTORY MANAGEMENT

         The Company purchases its merchandise from approximately 150 suppliers. In fiscal 1998, the Company's largest supplier, Amscan Holdings, Inc., accounted for approximately 14% of the Company's purchases and the 8 largest suppliers represented approximately 51% of the Company's purchases. The Company does not have long-term purchase commitments or exclusive contracts with any of its suppliers. Management believes that alternative sources of product are available at comparable terms and conditions. The Company considers numerous factors in supplier selection, including price, payment terms, product offerings and product quality.

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

         In addition, the Company uses cross-dock distribution for suppliers that will not ship directly to each store, such as overseas suppliers, and to facilitate opportunistic volume purchases. The Company maintains space for cross-dock distribution in each of the Company's principal metropolitan markets, including Minneapolis/St. Paul, Denver, Kansas City, Oklahoma City, Tucson, Omaha and Seattle, for separation and redistribution to the other Paper Warehouse stores within that market. The Company's primary cross-dock facility in Minneapolis is designed for the separation and distribution of merchandise system wide.

ADVERTISING AND MARKETING

         The Company maintains aggressive advertising and marketing programs. The Company's strategy of clustering stores in metropolitan markets enables it to cost effectively employ a variety of media. The Company advertises primarily through newspaper, direct mail inserts and radio. Paper Warehouse also promotes products through the use of direct mail mini-catalogs as well as through in-store coupon books and party planning aids.

         The Company's advertising efforts are designed to educate consumers about its convenient store locations, promote the breadth and value of its product offering and stress the customer service levels of its sales associates. The Company's advertising consists primarily of full color newspaper and direct mail inserts designed around major holidays and the spring and summer seasons. For fiscal 1998, the Company distributed 17 newspaper and direct mail inserts. Inserts are supplemented by radio advertising for New Year's, Easter, the spring season, Graduation, Halloween, and Christmas. In addition, Paper Warehouse typically advertises the opening of new stores in newspaper and direct mail inserts as well as on radio.

         Management has initiated a targeted direct mail program to increase sales for special events. The Company currently mails mini-catalogs of wedding and graduation party goods to brides-to-be and families of high school graduates. Management has recently expanded this direct mail program to other special occasions such as a child's first birthday, and to organizations purchasing basic party and paper goods for commercial or institutional use. The Company's institutional customers include a variety of small businesses, caterers, food service companies, schools, synagogues, churches, civic groups and other organizations.

         For fiscal 1998, the Company spent approximately 75% of its marketing budget on full color newspaper and direct mail inserts, approximately 20% for television and radio advertising and the remainder on direct mail mini-catalogs and in-store sales promotions.

INFORMATION SYSTEMS

         The Company's information systems are integral to the Company's continued expansion and enhancing its competitive position in the industry. The Company completed the installation of Point of Sale ("POS") terminals in all its Company-owned stores in the third quarter of fiscal 1996. The POS terminals allow price lookup and inventory tracking by SKU. By polling transaction data nightly from each store's POS terminals, the system provides daily sales information and inventory levels at the store, department, class and SKU level, allowing the corporate office to monitor daily sales, gross profit, pricing and inventory by SKU across its entire store base. Also, the Company's automatic merchandise replenishment system uses this information to allocate goods to individual stores based on specific SKU requirements.

         The Company completed the installation of JDA Retail Software Package in the first quarter of fiscal 1998. The JDA Retail Software Package operates on an IBM AS/400 platform, which required the Company to purchase new hardware. Switching hardware platforms provided the Company the benefit of parallel operations during the conversion process. In addition, the Company has made extensive use of JDA's Minneapolis consulting office in both the implementation and data conversion process.

         The JDA system supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution, providing management with more sophisticated tools to utilize the information collected by its POS terminals. The Company's previous information systems were already performing most of the functions of the JDA Retail Software Package; however, management believes JDA has improved the efficiency of these tasks. In addition, the Company plans to develop enhancements such as data warehousing and electronic data interchange to improve the Company's ability to systematically manage its inventory.

FRANCHISING

         The Company has offered franchises of its Paper Warehouse store concept since October 1987. As of January 29, 1999, the Company had 46 franchise stores located in the following states:

         LOCATIONS                                                             NUMBER OF STORES
         ---------                                                             ----------------
         Arizona.........................................................             1
         Colorado........................................................             5
         Florida.........................................................             1
         Georgia.........................................................             2
         Illinois........................................................             3
         Iowa............................................................             2
         Kansas..........................................................             2
         Kentucky........................................................             1
         Louisiana.......................................................             4
         Maryland........................................................             1
         Minnesota.......................................................             1
         Mississippi.....................................................             1
         Missouri........................................................             1
         Montana.........................................................             2
         Nebraska........................................................             3
         Nevada..........................................................             1
         North Dakota....................................................             4
         South Dakota....................................................             5
         Tennessee.......................................................             1
         Texas...........................................................             3
         Wyoming.........................................................             2
                                                                                     --
         TOTAL FRANCHISE STORES..........................................            46
                                                                                     --
                                                                                     --

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

         The Company assists franchisees in all aspects of opening and operating a Paper Warehouse store. During the pre-opening phase, the Company support includes site evaluation and assistance with lease negotiations, store build-out assistance, fixture, equipment, supplies and inventory procurement, opening advertising materials and operations training. The Company provides its franchisees with ongoing services such as business planning, operations and promotional activities. In addition, the Company performs the merchandising process for its franchisees. The Company makes periodic inspections of its franchise stores to ensure that the franchisee is complying with the Company's various requirements and quality standards. The Company may, in the future, enter into multiple store development agreements with franchisees granting to them certain exclusive rights to develop stores in specified markets, so long as the franchisee meets a stated development schedule and complies with other provisions of the development agreement and the franchise agreement.

         Paper Warehouse franchise revenues are comprised of initial franchise fees and continuing royalty payments. The Company's current initial franchise fee ranges from $19,000 to $25,000 for new franchisees, depending on the type of store. The Company offers a special discount franchise fee for developers opening multiple stores. If a franchisee enters into a second or third franchise agreement it will receive a discount on the initial fee associated with the second or third store. Franchisees are also required to pay the Company a continuing royalty equal to a percentage of their weekly gross sales. Historically, this percentage has varied from 3% to 5%. Currently, new franchises pay the Company a continuing royalty of 4% of gross sales.

         The franchisee's initial investment depends primarily upon store size. This investment includes the initial franchise fee, real estate and leasehold improvements, fixtures and equipment, signs, point-of-sale systems, deposits and business licenses, initial inventory, opening promotional expenses and working capital. The Company may also require franchisees to pay a weekly advertising fee not to exceed 1% of gross sales, although to date it has not required such fee. Each franchisee is granted a license from the Company for the right to use certain intellectual property rights, including the mark PAPER WAREHOUSE or PARTY UNIVERSE and related designs. The Company's franchise agreements provide for a ten-year term and contain conditional renewal options.

COMPETITION

         The party and paper supply retailing business is highly competitive. In order to compete successfully against other party good retailers, the Company believes it must maintain convenient locations, broad merchandise selections, and competitive pricing and strong customer service. Paper Warehouse stores compete with a variety of smaller and larger retailers, including specialty party supply retailers, other superstores such as Party City and Factory Card Outlet, card shops such as Hallmark and designated departments in mass merchandisers, discount retailers, toy stores, drug stores, supermarkets and department stores such as Target and Wal-Mart. Many of these competitors have substantially greater financial and personnel resources than the Company. The Company may also encounter additional competition from new entrants in the future in the Company's existing or planned new markets. Increased competition by existing or future competitors may have a material adverse effect on the Company.

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

GOVERNMENT REGULATION

         As a franchiser, the Company must comply with rules and regulations adopted by the Federal Trade Commission and with state laws that regulate the offer and sale of franchises. The Company also must comply with a number of state laws that regulate certain substantive aspects of the franchiser-franchisee relationship. These laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibiting interference with the right of free association among franchisees and by regulating illegal discrimination among franchises with regard to charges, royalties or fees. To date, those laws have not precluded the Company from seeking franchisees in any given area and have not had a material adverse effect on the Company's operations.

         All Paper Warehouse stores must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors and difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store. In addition, the Company must comply with the Fair Labor Standard Act and various state laws governing matters such as minimum wage, overtime and other working conditions. The Company also must comply with the provisions of the Americans with Disabilities Act of 1990, which generally requires that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities.

EMPLOYEES

         As of January 29, 1999, the Company employed approximately 320 full-time and approximately 680 part-time employees. The Company considers its relationships with its employees to be good. None of the Company's employees are covered by a collective bargaining agreement.

CERTAIN RISKS

         In addition to factors discussed elsewhere in this Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

         RISKS ASSOCIATED WITH GROWTH

         The Company's ability to increase its sales and net earnings will depend in part on its ability to open stores in new and existing markets and to operate such stores on a profitable basis. Paper Warehouse, which currently operates 97 Company-owned stores, opened 27 Company-owned stores during fiscal 1998 and 9 Company-owned stores during fiscal 1997. In fiscal 1999, Paper Warehouse expects to open fewer than 10 Company-owned stores. These new stores are expected to be opened in existing markets where the Company currently has Company-owned stores. If satisfactory sites are not available in such markets or there is a change in the competitive environment, alternative markets may be selected. Two of the Company's primary competitors currently have several stores in these markets.

         RISK OF OPENING NEW STORES

         The Company's planned expansion in existing markets is subject to many risks, including, but not limited to, failure to identify or the unavailability of suitable sites on acceptable lease terms and the failure to obtain qualified management and other store personnel. Operating stores in different geographic markets may present competitive and merchandising challenges that are different from those currently faced by the Company in its existing geographic markets. Such challenges include adapting to local tastes and customs as well as competing against local established and familiar businesses that may have innovative or other unique techniques for marketing party supplies and paper goods. The Company's expansion plans may also place significant demands on the Company's management, financial controls, operations and information systems and may cause the Company to incur higher costs relating to marketing and operations. The Company's expansion plans will also require an increase in Company personnel, particularly store managers and sales associates to operate the Company's new stores. There can be no assurance that the Company will be able to continue to attract, develop, train and retain the personnel necessary to pursue and maintain its growth and business strategies.

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

         RISK OF REMODELING/RELOCATING EXISTING STORES

         The Company plans, in fiscal 1999, to remodel approximately 20 stores and relocate 4 existing stores is subject to many risks including, but not limited to, loss of sales during the remodeling or relocation period, cost overruns of the remodeling or relocation and failure to achieve increased sales after the remodeling or relocation. Stores are remodeled periodically to maintain a fresh look for the customer, standardize store layout and fixtures, and improve merchandise presentation. Remodeling may be as simple as repainting or new signage to as extensive as a total makeover. Stores are relocated when the store is small and there is no room to expand at the existing location, the lease expires, or when a store is not performing in its present location and a better location is available. Although the Company believes it has planned carefully for the implementation of its remodeling and relocation program, there can be no assurance that such plans can be executed as presently envisioned or that the implementation of those plans will not have an adverse effect on the Company's business, financial condition and results of operations.

         POTENTIAL NEED FOR ADDITIONAL FINANCING

         The Company believes that the combination of cash flow from operations and available borrowing capacity under a revolving credit facility, will be adequate to handle its cash requirements through fiscal 1999, including the cash needed to open new stores. The Company's current revolving line of credit expires May 31, 1999. The Company has typically renegotiated its revolving line of credit in the spring as it is doing this year. The Company also anticipates that additional cash will be needed in the ordinary course of business to support its growth, and is currently negotiating with a prospective lender to replace its existing revolving credit facility. The Company expects consummation of the replacement revolving line of credit by the time the current revolving line of credit expires. No assurance can be given that additional financing will be available or will be available on terms favorable to the Company. Failure of the Company to extend its current revolving credit facility and to secure replacement financing could have a material adverse effect on the Company.

         HIGHLY COMPETITIVE MARKET

         The party supplies and paper goods retailing business is highly competitive. Paper Warehouse stores compete with a variety of smaller and larger retailers, including specialty party supply retailers (including other superstores), card shops and designated departments in mass merchandisers, discount retailers, toy stores, drug stores, supermarkets and department stores. Many of the Company's competitors have substantially greater financial and personnel resources than the Company. The Company may also encounter additional competition from new entrants in the future in the Company's existing markets. Increased competition by existing or future competitors may have a material adverse effect on the Company.

         RISK OF POTENTIAL ACQUISITIONS

         As part of its growth strategies, the Company periodically considers strategic acquisitions of other retail stores or chains in the party supply industry. As of the date of this Annual Report on Form 10-K, the Company has no existing agreements or commitments to affect any material acquisitions. There can be no assurance that suitable acquisition candidates will be identified, that acquisitions can be consummated or that new stores acquired through such acquisitions can be operated profitably or integrated successfully into the Company's operations. Further, growth through acquisition entails certain risks to the Company, including unanticipated business uncertainties, diversion of management attention, legal liabilities and significant costs and expenses to the Company to complete the acquisition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         RISKS ASSOCIATED WITH FRANCHISEES

         During fiscal 1999 the Company plans to establish approximately 15 new franchise stores. The continued growth and success of the Company is dependent in part upon its ability to attract, contract with and retain qualified franchisees and the ability of those franchisees to operate their stores successfully and promote and develop the Paper Warehouse store concept. Although the Company has established criteria to evaluate prospective franchisees and the Company's franchise agreements include certain operating standards, each franchisee operates its store independently and the Company is limited in its ability to influence day-to-day store operations. There can be no assurance that franchisees will be able to operate Paper Warehouse stores successfully in their franchise areas in a manner consistent with the Company's concepts and standards. Accordingly, the Company's franchisees could operate their stores in a manner that reduces the gross revenues of such stores, and therefore reduces the franchise revenue received by the Company.

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

         DEPENDENCE ON SUPPLIERS

         The Company purchases its merchandise from approximately 150 suppliers. For the fiscal year ended January 29, 1999, the Company's largest supplier accounted for approximately 14% of the Company's purchases and the 8 largest suppliers represented approximately 51% of the Company's purchases. The Company's future success is partially dependent upon its ability to maintain good relationships with its principal suppliers. Many of the Company's principal suppliers currently provide the Company with certain incentives, such as volume purchasing allowances and trade discounts. A reduction or discontinuance of these incentives could have a material adverse effect on the Company. The Company does not have long-term contracts with any of its suppliers, and any supplier could discontinue selling to the Company at any time. While the Company believes its supplier relationships are good, the failure by the Company to maintain good relationships with its principal suppliers could have a material adverse effect on the Company's business, financial condition or results of operations.

         EFFECT OF CHANGES IN CONSUMER PREFERENCES AND ECONOMIC CONDITIONS

         The party goods business would be adversely affected if consumer demand for single-use, disposable party goods were to diminish. For example, if cost increases in raw materials such as paper or plastic were to cause the Company's prices to increase significantly, consumers might decide to forgo the convenience associated with single-use, disposable products and use standard dinnerware and flatware. Similarly, changes in consumer preferences away from disposable products and in favor of reusable products for environmental or other reasons could reduce the demand for the Company's products. In addition, future adverse changes in economic conditions affecting disposable consumer income, such as employment levels, the rate of inflation, interest rates and taxation, could have an adverse effect on the party goods business. Because its operations are located principally in seven metropolitan areas, the Company is also subject to certain regional risks, such as the economy, weather conditions, natural disasters and governmental regulations. If any region in which the Company operates stores were to suffer an economic downturn or other adverse regional events were to occur, there could be an adverse impact on the Company's sales and profitability and its ability to implement its planned expansion programs.

         GOVERNMENT REGULATION

         The Company, as a franchiser, is subject to regulation by the Federal Trade Commission and also must comply with state laws regulating the offer and sale of franchises and limiting the Company's ability to terminate or refuse to renew franchises. The failure to obtain or maintain approvals to sell franchises could adversely affect the Company. The Company and its franchisees are subject to laws governing their relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Because a significant number of the Company's employees are paid at rates related to the federal minimum wage, increases in the minimum wage would increase the Company's labor costs.

         CONTROL BY MANAGEMENT

         Yale T. Dolginow, President and Chief Executive Officer, and Brent
D. Schlosser, Executive Vice President, own or have the right to vote and control the disposition of 41.1% of the Company's outstanding Common Stock. Accordingly, these persons, acting together, may have the ability to elect the Company's directors and determine the outcome of other corporate actions requiring shareholder approval. Such control by Mr. Dolginow and Mr. Schlosser could have the effect of delaying, deferring or preventing a change in control of the Company.

         POSSIBLE VOLATILITY OF STOCK PRICE

         The market price for the Company's Common Stock may be volatile and fluctuate depending on various factors, including the general economy, stock market conditions, analyst recommendations, news announcements concerning the Company or the party supplies and paper goods industry, variations in the Company's quarterly and annual operating results and other factors. The stock market in general, and the market for shares of small capitalization stocks in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely effect the market price of the Company's Common Stock.

         POSSIBLE ISSUANCE OF PREFERRED STOCK

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

         LABOR CONDITIONS

         The Company's performance is dependent on attracting and retaining a large and growing number of quality employees. Many of these employees are in entry level or part time positions with historically high rates of turnover. The Company's ability to meet its labor needs while controlling costs is subject to external factors such as unemployment levels, minimum wage legislation, and changing demographics.

         S-CORPORATION STATUS; DISTRIBUTIONS

         Since 1993 and until the Company's initial public offering, the Company was treated as an S-Corporation under the Internal Revenue Code of 1986 as amended (the "Code"). In connection with the public offering, the Company converted to a C-Corporation in November 1997. The Company believes that it has met the S-Corporation requirements and, as of the date hereof, the Internal Revenue Service (the "IRS") and other applicable state taxing authorities have not challenged the Company's S-Corporation status. If, for any reason, the Company were subsequently determined by the IRS or other applicable state taxing authorities not to have met S-Corporation requirements, the Company could be liable to pay corporate taxes on its income at the effective corporate tax rate for all or a part of the period from February 1, 1993 through the consummation of the initial public offering, plus interest and possibly penalties.

ITEM 2.  PROPERTIES.

         The Company purchased an approximate 23,000 square foot building for its headquarters and cross-dock facility in Minneapolis, Minnesota in 1995. As of January 29, 1999, the secured debt on such property was $887,664, of which $492,383 was owed to Richfield Bank & Trust Co. and $395,281 was owed to the U.S. Small Business Administration. Richfield Bank & Trust Co. holds a first mortgage on such property and the U.S. Small Business Administration holds a second mortgage. The U.S. Small Business Administration's second mortgage is also guarantied by Yale T. Dolginow. Paper Warehouse currently leases the locations for its 97 Company-owned stores. The Company anticipates that its new Company-owned stores will typically have ten-year leases with at least one five-year renewal option.

         On April 8, 1999, the Company refinanced its corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest at 7.125%, through May 2009. The note is secured by a first mortgage on the Company's office headquarters.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 29, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company, their ages and the offices held, as of March 1, 1999 are as follows:

                 NAME                           AGE                                 POSITION
                 ----                           ---                                 --------
Yale T. Dolginow                                56          President, Chief Executive Officer and Director

Brent D. Schlosser                              45          Executive Vice President and Director

Cheryl W. Newell                                45          Vice President and Chief Financial Officer

Diane C. Dolginow                               55          Secretary and Director

Steven P. Durst                                 30          Vice President of Merchandising

Michael A. Anderson                             38          Controller/Treasurer

Steven R. Anderson                              52          Vice President and Chief Information Officer

Carol A. Carroll                                48          Vice President of Stores

Willard V. Lewis                                63          Vice President of Store Development

Francis E. O'Neil                               64          Vice President of Franchising

Kristen Lenn                                    31          Director of Human Resources

                  YALE T. DOLGINOW has been President, Chief Executive Officer and a Director of the Company since 1986. From 1982 to 1986, Mr. Dolginow served as President and Chief Executive Officer of Carlson Catalog Showrooms, Inc., which was a chain of 59 catalog showrooms located throughout the Midwest. From 1981 to 1982, Mr. Dolginow served as Assistant to the President of Dayton Hudson Corporation. From 1978 to 1980, Mr. Dolginow served as President of Modern Merchandising, Inc., a 70-store retail chain operating in several markets, and as Executive Vice President from 1977 to 1978. From 1968 until 1976, Mr. Dolginow was the Chief Executive Officer and President of Dolgin's, Inc., a chain of catalog showroom stores that operated in the Kansas City and St. Louis metropolitan markets. Mr. Dolginow and Diane
C. Dolginow are husband and wife.

                  BRENT D. SCHLOSSER has been Executive Vice President and a Director of the Company since 1986. From 1982 to 1986, Mr. Schlosser served in various capacities, including Vice President Marketing/Buying and Executive Vice President Marketing/Merchandising, at Carlson Catalog Showrooms, Inc. From 1977 to 1982, Mr. Schlosser served as Director of Marketing for Modern Merchandising, Inc. From 1975 to 1977, Mr. Schlosser was advertising director for Dolgin's, Inc.

                  CHERYL W. NEWELL has been Vice President and Chief Financial Officer of the Company since August 1997. From 1991 to August 1997, Ms. Newell was a Vice President with the Corporate Banking Group at U.S. Bancorp, a bank holding company, responsible for management of desktop technology, disaster recovery and training and development. From 1986 to 1991, Ms. Newell was a Vice President with Citicorp, a bank holding company. From 1976 to 1986, Ms. Newell was a Vice President at Norwest Bank k.n.a. Wells Fargo Corporation.

                  DIANE C. DOLGINOW has been a Director of the Company since 1986 and Secretary since August 1997. Ms. Dolginow was a Director of Dolgin's Inc. from 1968 to 1976, and since 1994 has been a Director on the National Advisory Board of School of Education at University of Kansas. Ms. Dolginow and Mr. Dolginow are husband and wife.

                  STEVEN P. DURST has been Vice President of Merchandising since June 1998. Prior to that time and since 1997 Mr. Durst was Vice President of Information Systems for the Company. From 1995 to 1997 Mr. Durst served as Director of Information Systems for the Company. From 1990 to 1995 Mr. Durst was employed by Exxon Corporation where he performed various engineering and business planning functions. Mr. Durst is the son-in-law of Mr. and Mrs. Dolginow.

                  MICHAEL A. ANDERSON has served as Controller/Treasurer of the Company since 1997. Prior to that time and since 1991, Mr. Anderson was Controller of the Company. From 1987 to 1991, Mr. Anderson was an accountant at Luri, Eiger, Besikof & Company, a Minneapolis public accounting firm. From 1982 to 1986, Mr. Anderson was a staff accountant with Marvin O. Anderson, LPA, a public accounting firm located in Minnesota.

                  STEVEN R. ANDERSON has served as Vice President and Chief Information Officer of the Company since December 1998. From May 1997 until June 1998, Mr. Anderson was Senior Vice President and Chief Information Officer for County Seat, a publicly-held specialty soft goods retailer. From 1986 to 1997, Mr. Anderson held a number of information systems positions, including Senior Vice President and Chief Information Officer at Best Buy Co., a publicly-held specialty retailer.

                  CAROL A. CARROLL has been Vice President of Stores of the Company since 1997. Prior to that time and since 1994, Ms. Carroll was Director of Stores of the Company. From 1992 to 1994, Ms. Carroll was Director of Stores of CBR, Inc., a privately-owned retailer, specializing in airport retail. From 1976 to 1992, Ms. Carroll served as a District Manager, managing 17 stores in a five-state area, for Best Products, Inc.

                  WILLARD V. LEWIS has been Vice President of Store Development of the Company since 1997. Prior to that time and since 1992, Mr. Lewis was Director of Development. From 1990 to 1992, Mr. Lewis served as Vice President of Network Facilities Professionals, Inc., a Minnesota-based computer software firm. Mr. Lewis was employed by Dolgin's, Inc. from 1970 to 1985, served as Vice President and Treasurer from 1973 to 1977 and President and General Manager from 1977 to 1985.

                  FRANCIS E. O'NEIL has served as Director of Franchising since 1997. From 1995 to 1997, Mr. O'Neil was Director of Marketing at Graphics Xpress, a subsidiary of Meyers Printing Co. From 1993 to 1995, Mr. O'Neil was a New Business Consultant at Deluxe Corporation. From 1990 to 1993, he was Vice President of Marketing for Insty-Prints, Inc. From 1985 to 1996, Mr. O'Neil provided consulting services to various firms, including Paper Warehouse as President of Franchise Forum, Inc. Mr. O'Neil has provided consulting services to the Company on a regular basis since 1987.

                  KRISTEN LENN has served as Director of Human Resources since August 1997. Prior to that time and since 1994, Ms. Lenn was a Senior Consultant with McGladrey & Pullen, LLP, a public accounting firm, and provided a wide range of human resources generalist services to clients. From 1989 to 1994, Ms. Lenn was employed by various organizations as a human resources generalist.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         RANGE OF COMMON STOCK

         The Company completed its initial public offering on November 28, 1997. Since that date the Common Stock has been quoted on the Nasdaq National Market under the symbol "PWHS."

         The following table summarizes the high and low sale prices per share of the Company's Common Stock for the periods indicated, as reported on the Nasdaq National Market:


         FISCAL YEAR 1998                                  HIGH           LOW
         ----------------                                  ----           ---
         First Quarter                                     $7 1/4        $4 5/8
         Second Quarter                                     5 1/4         3 7/8
         Third Quarter                                      4 1/4         1 5/8
         Fourth Quarter                                     4 3/16        1 29/32

         FISCAL YEAR 1997
         ----------------
         Fourth Quarter (since November 25, 1997)         $8 5/8        $5 5/8


         On April 21, 1999, the last reported sale price for the Company's Common Stock was $1.69 per share. As of April 21, 1999, the Company had approximately 61 holders of record of the Company's Common Stock.

         The Company has never declared or paid any cash or stock dividends with respect to its Common Stock. The current policy of the Company and its Board of Directors is to retain any earnings to provide for the growth of the Company.

         The Company did not have any unregistered sales of equity securities during the fourth quarter of fiscal 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

         The Selected Financial Data presented below should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The Selected Financial Data as of and for the five years ended January 29, 1999 have been derived from the Consolidated Financial Statements of the Company audited by KPMG Peat Marwick LLP, independent auditors.

                  SUMMARY OF FINANCIAL AND OPERATING DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 Fiscal Year
                                               --------------------------------------------------------------------------------
                                                         1998            1997            1996             1995            1994
                                                         ----            ----            ----             ----            ----
STATEMENT OF OPERATIONS DATA:
   Revenues..................................         $63,491         $52,949         $43,002          $33,478         $24,084
   Operating (loss) income...................            (590)            983           2,080            1,781           1,494
   Net (loss) income.........................            (521)           (191)          1,303            1,286           1,281
   Net loss per share........................            (.11)            N/A             N/A              N/A             N/A
   Pro forma net (loss) income (1)...........             N/A            (207)            808              797             794
   Pro forma diluted net (loss) income per
     share (1)...............................             N/A            (.08)            .32              .32             .32

OPERATING DATA:
   Number of stores open at end of period:
     Company-owned stores....................              97              73              64               55              42
     Franchise stores........................              46              51              50               53              29
     Remodeled stores........................               3               3               1                8               8
     Comparable store sales increase (2).....             2.4%            8.3%            7.8%         13.6%(3)           16.6%

BALANCE SHEET DATA:
   Working capital...........................         $ 5,212          $9,383          $1,701            $ 925          $2,301
   Total assets..............................          29,528          21,017          16,270           14,934           8,211
   Total debt (4)............................           7,864           1,217          11,240            8,021           3,619
   Total stockholders' equity................          14,090          14,594           1,793            3,124           2,646

------------------------
(1) Since February 1, 1993 through November 28, 1997, the Company had been an S-Corporation and during this period was not generally subject to corporate income taxes. The Statement of Operations data during this period reflects a pro forma provision for income taxes as if the Company was subject to corporate income taxes for such periods. This pro forma provision for income taxes is computed using a combined federal and state tax rate of 38%.

(2) Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations. Stores in which retail square footage is increased more than 50%, or stores that are relocated, are no longer included in the comparable store sales base until 12 months have passed.

(3) For purposes of computing the increase in comparable store sales, this computation assumes fiscal 1995 was a 52-week year.

(4) Total debt consists of total current and long-term debt and does not include capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the Company's results of operations and its liquidity and capital resources should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

OVERVIEW

         Paper Warehouse is a growing chain of stores specializing in party supplies and paper goods operating under the names Paper Warehouse and Party Universe. The current management team purchased the business in 1986 and incorporated the Company in Minnesota in 1987. At the time of the acquisition, the Company consisted of three stores located in the Minneapolis/St. Paul metropolitan area. In 1987, the Company began granting franchises. Over the past 10 years, the Company has grown to an aggregate of 143 stores, including 97 Company-owned stores and 46 franchise stores throughout 24 states. In growing the number of Company-owned stores, management has employed a strategy of clustering stores in the Company's principal markets to provide its customers with convenient store locations, expand its total market share and achieve favorable economies of scale.

         The Company completed its initial public offering on November 28, 1997. All 1,778,000 shares of Common Stock were offered and sold by the Company. Proceeds to the Company, net of offering expenses, were approximately $11.7 million. On December 24, 1997, the underwriters partially exercised their over allotment option and the Company sold an additional 207,800 shares of Common Stock. Proceeds to the Company, net of offering expenses, were approximately $1.4 million. The proceeds from the sale of Common Stock were used to retire the Company's revolving line of credit, prepay subordinated debt, and retire other existing indebtedness. The balance of the proceeds was used to finance new store openings and fund further expansion.

         Prior to November 28, 1997, the Company elected to be treated for federal and state income tax purposes as an S-Corporation under the Internal Revenue Code of 1986, as amended, and comparable state tax laws. For the purpose of discussion and analysis, the Company has presented a pro forma tax provision and pro forma net income. These pro forma amounts represent what the income tax provision and the net income would have been if the Company had been a C-Corporation and thus was subject to Federal income taxation for the entire period. This pro forma provision is computed using a combined Federal and state income tax rate of 38%.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JANUARY 29, 1999 (52 WEEKS) COMPARED TO FISCAL YEAR ENDED JANUARY 30, 1998 (52 WEEKS)

         REVENUE. Company-owned store revenue increased 20.1% to $62.2 million for fiscal 1998 from $51.8 million for fiscal 1997, primarily due to an increase in the number of Company-owned stores from 73 stores at the end of fiscal 1997 to 97 stores at the end of fiscal 1998. Approximately $1.1 million of the increase in revenues was attributable to comparable store sales increases and approximately $9.3 million was attributable to new and remodeled Company-owned stores. Comparable store sales increased 2.4% for the fiscal year ended 1998 over the prior period. In fiscal 1998, the Company opened 17 company-owned stores, purchased 10 franchise stores, and closed 3 stores. Stores were closed when leases expired, or the store was relocated to a larger space.

         The number of franchise stores decreased to 46 stores at the end of fiscal 1998 from 51 franchise stores at the end of fiscal 1997. Nine new franchise stores were opened, ten franchise stores were sold, two franchise stores were closed and two franchise stores were terminated. Franchise revenue increased 9.5% to $1.3 million for fiscal 1998 from $1.2 million for fiscal 1997. Initial franchise fees increased 84.5% or $60,000 due to an increase in the number of franchise store openings in fiscal 1998. The increase in initial franchise fees was augmented by increased royalty payments resulting from increased sales in the franchise stores. Royalty payments averaged 4% of sales in the franchise stores.

         COST OF PRODUCTS SOLD AND OCCUPANCY COSTS. Cost of products sold and occupancy costs for fiscal 1998 were $41.3 million or 66.3% of Company-owned store revenue, as compared to $35.0 million or 67.5% of Company-owned store revenue for fiscal 1997. Cost of products sold and occupancy costs reflects the direct cost of merchandise and store occupancy costs, including rent, common area maintenance costs, and real estate taxes. The decrease as a percentage of Company-owned store revenue is primarily related to one-time events that decreased the cost of product.

         STORE OPERATING EXPENSES. Store operating expenses for fiscal 1998 were $15.2 million or 24.4% of Company-owned store revenue, as compared to $11.5 million or 22.2% of Company-owned store revenue in fiscal 1997. The increased percentage was primarily attributable to increases in store labor, and secondarily to increased store operating expenses. The largest increase was in payroll and related benefits. The average hourly wage rates continue to increase due to tight labor markets.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $7.6 million or 12.0% of total revenue in fiscal 1998 compared to $5.5 million or 10.4% of total revenue in fiscal 1997. The increase in general and administrative expenses is primarily attributable to increases in necessary infrastructure and additional staff to support the growing Company-owned store base. Amortization expense of goodwill increased due to the Company's purchases of franchise stores.

         INTEREST EXPENSE. Interest expense, net of interest income, decreased $543,000 to $254,000, or .4% of total revenues in fiscal 1998 from $798,000 or 1.5% of total revenues, in fiscal 1997. The Company used the net proceeds of its initial public offering to repay certain bank debt, subordinated debt, and shareholder notes, and to fund new store growth. The Company did not borrow under its bank revolving line of credit until late in the second quarter of fiscal 1998.

         NET LOSS. As a result of the factors discussed above, the Company had a net loss of $521,000 in fiscal 1998. This compares to a pro forma net loss of $207,000 in fiscal 1997.

FISCAL YEAR ENDED JANUARY 30, 1998 (52 WEEKS) COMPARED TO FISCAL YEAR ENDED JANUARY 31, 1997 (52 WEEKS)

         REVENUE. Company-owned store revenue increased 23.6% to $51.8 million for fiscal 1997 from $41.9 million for fiscal 1996. This increase was partially attributable to an increase in the number of Company-owned stores from 64 stores at the end of fiscal 1996 to 73 stores at the end of fiscal 1997. Approximately $3.0 million of the increase in revenues was attributable to comparable store sales increases and approximately $6.9 million was attributable to new and remodeled Company-owned stores. Comparable store sales increased 8.3% for the fiscal year ended 1997 over the prior period.

         The number of franchise stores increased to 51 at the end of fiscal 1997 from 50 franchise stores at the end of fiscal 1996. Franchise revenue increased 4.6% to $1.2 million for fiscal 1997 from $1.1 million for fiscal 1996. Initial franchise fees decreased 57.0% or $94,000 due to a reduction in the number franchise store openings in fiscal 1997. The decrease in initial franchise fees was offset by increased royalty payments resulting from increased sales in the franchise stores. Royalty payments averaged 4% of sales in the franchise stores.

         COST OF PRODUCTS SOLD AND OCCUPANCY COSTS. Cost of products sold and occupancy costs for fiscal 1997 was $35.0 million or 67.5% of Company-owned store revenue, as compared to $27.9 million or 66.7% of Company-owned store revenue for fiscal 1996. Cost of products sold and occupancy costs reflects the direct cost of merchandise and store occupancy costs, including rent, common area maintenance costs, and real estate taxes. The increase as a percentage of Company-owned store revenue is primarily related to increases in occupancy costs, particularly increases in real estate taxes and common area maintenance charges.

         STORE OPERATING EXPENSES. Store operating expenses for fiscal 1997 were $11.5 million or 22.2% of Company-owned store revenue, as compared to $8.7 million or 20.8% of Company-owned store revenue in fiscal 1996. The increase as a percentage of Company-owned store revenue was primarily attributable to increases in store labor, advertising, and credit card fees. The largest increase was in payroll and related benefits, resulting from an increase in the federal minimum wage in third quarter and a tight labor market, especially in third and fourth quarter, which caused hourly labor rates to increase. Advertising increased during the important Halloween and Christmas selling seasons. A new poster flyer concept was introduced for Halloween. Credit card fees also increased as a result of a change in Company strategy in late fiscal 1996 to begin accepting credit cards. The roll out of credit card acceptance was completed in mid-1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.5 million or 10.4% of total revenue in fiscal 1997 compared to $4.2 million or 9.9% in fiscal 1996. The increase in general and administrative expenses is primarily attributable to necessary infrastructure and additional staff to support the growing Company-owned store base. Additionally, in fiscal 1997, the Company increased its senior management team with key additions.

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

         EXTRAORDINARY CHARGE AND EXPENSES OF CANCELED ACQUISITION. As a result of the early retirement of the Subordinated Notes in connection with the Company's initial public offering, the Company incurred a one-time charge to earnings, in the fourth quarter, of approximately $183,000 for the unamortized portion of the Company's expenses related to issuance of the Subordinated Notes.

Additionally, the Company took a fourth quarter charge of $261,000 related to the expenses associated with the proposed acquisition of The Paper Factory of Wisconsin, Inc. by Paper Warehouse, which was terminated January 26, 1998.

         PRO FORMA NET (LOSS) INCOME. As a result of the factors discussed above, the Company realized a pro forma net loss of $207,000 in fiscal 1997 as compared to pro forma net income of $808,000 for fiscal 1996. Pro forma net (loss) income includes a benefit (provision) for federal and state income taxes.

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

         For fiscal 1998 and fiscal 1997, the Company's working capital was $5.2 million and $9.4 million, respectively. Cash (used for) provided by operations for each of the last three fiscal years was approximately ($2.2 million), $746,000, and $85,000, respectively. The decrease in cash flows from operations in fiscal 1998 compared to fiscal 1997 was primarily attributable to an increase in merchandise inventories to support new and existing Company-owned stores.

         For fiscal 1998 and fiscal 1997, the Company's accounts payable were $4.4 million and $3.0 million, respectively. The increase in accounts payable was primarily attributable to increased merchandise inventory.

         Net cash used for investing activities for fiscal 1998, 1997 and 1996, was approximately $6.7 million, $2.5 million, and $1.2 million, respectively. These expenditures were primarily related to opening and remodeling existing Company-owned stores and upgrading the Company's information systems.

         For fiscal 1998, the Company had capital expenditures of approximately $4.3 million, including approximately $3.2 million related to new stores. The Company currently plans to open fewer than ten Company-owned stores in fiscal 1999. Total capital expenditures in fiscal 1999 are estimated to be $2.7 million. These capital expenditures will be for new store openings, fixturing and remodeling existing stores, and information systems. The Company intends to continue to finance all of its new store fixtures and equipment with long-term capital leases, assuming availability and reasonable terms.

         Net cash provided by financing activities for fiscal 1998, 1997 and 1996, was $6.9 million $3.5 million, and $585,000, respectively. Cash provided by financing activities in fiscal 1998 reflects the Company's borrowing under its revolving line of credit with its banks. Cash provided by financing activities in fiscal 1997 was primarily from the Company's initial public offering.

         In January 1997, the Company entered into a $7.5 million revolving credit facility. The credit facility accrues interest at the bank's base rate plus 0.5% and expires on May 31, 1999. The Company is currently in negotiation to extend the maturity of this revolving credit facility. The credit facility is secured by substantially all the assets of the Company.
The Company is required to maintain certain customary covenants. Advances under the revolving line of credit bear interest at the bank's prime rate (7.75% at January 29, 1999) plus .50% and are collateralized by all assets of the Company, except those assets which are leased, and not including the Company's corporate office. The credit facility contains various covenants including, among others, the maintenance of certain debt to net worth and current ratios, and minimum net income and net worth. At January 29, 1999, the Company was in compliance with all the covenants under its credit facility and there was $6.8 million borrowings outstanding. The credit facility also prohibits the Company from paying dividends except for distributions in connection with the termination of its S Corporation status. The initial borrowings of this facility were used to retire in full the outstanding balance under the Company's previous credit facility.

         The Company anticipates opening fewer than ten Company-owned stores during fiscal 1999. In addition, the Company may seek to acquire existing stores from franchisees. At present, the Company has no agreement to acquire any franchise store. The Company expects that the average new store cost for Company-owned stores will be approximately $186,000. These expenditures include approximately $131,000 for fixtures and equipment, including point-of-sale equipment, and $55,000 for store inventory, net of accounts payable. Pre-opening expenses are expensed as incurred. The Company typically leases approximately 8,500 square feet for its Company-owned stores and seeks to lease sites rather than own real estate.

         Out of its planned Company-owned stores to be opened in fiscal 1999, as of March 31, 1999, the Company has signed leases for five locations. Most of the leases are for 10-year terms, with 5-year renewal options.

         The Company believes that the combination of cash flow from operations and available borrowing capacity under a revolving credit facility, will be adequate to handle its cash requirements through fiscal 1999, including the cash needed to open new stores. The Company's current revolving line of credit expires May 31, 1999. The Company has typically renegotiated its revolving line of credit in the spring as it is doing this year. The Company also anticipates that additional cash will be needed in the ordinary course of business to support its growth, and is currently negotiating with a prospective lender to replace its existing revolving credit facility. The Company expects consummation of the replacement revolving line of credit by the time the current revolving line of credit expires. Failure of the Company to extend its current revolving credit facility and to secure replacement financing could have a material adverse effect on the Company.

INFLATION

         The Company believes that inflation has not had a material impact upon its historical operating results, and does not expect it to have such an impact in the future. There can be no assurance that the Company's business will not be affected by inflation in the future.

IMPACT OF YEAR 2000

         The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20", instead of the current "19." If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, could affect the global economy. It is possible that the Company's currently installed computer systems, software, or other business systems, or those of the Company's suppliers, will not accept input of, store, or manipulate output dates for the years 2000 and beyond without error or manipulation.

         STATE OF READINESS: Management of the Company is actively engaged in the process of evaluating the status of the Company's internal Information Technology ("IT") and non-IT systems for compliance with Year 2000 issues. In addition, the Company is in the process of verifying that third parties with whom the Company has a material relationship, such as its largest vendors and suppliers, are Year 2000 compliant. The majority of the Company's exposure is in the readiness of third parties, where the situation is much less within the Company's ability to predict or control. The first phase, evaluating the Company's internal systems, is substantially complete. The second phase, evaluating third party systems, was commenced in the second quarter of fiscal 1998, and is expected to be substantially complete by mid-fiscal 1999. In addition, while the Company values its established relationships with its key vendors, it is identifying secondary vendors in the event that certain of its business partners are delayed in achieving Year 2000 compliance. The Company's progress with regard to achieving Year 2000 compliance is monitored and reported on a regular basis to its management and Board of Directors.

         Non-IT systems. Management believes that the failure of any internal non-IT systems, e.g. alarms, telephone system, voicemail, access cards, locks, heating and cooling systems, etc., to be compliant for the Year 2000 would have little effect on the business, operations, or financial condition of the Company as a whole. Management continues to review its non-IT systems, and will continue to take steps to modify, upgrade or replace non-IT systems as necessary to be Year 2000 compliant. The anticipated expenses for such replacement/conversions are not expected to be material. Management believes that any additional modifications/replacements will not have a material impact on its business, operations, or financial condition.

         Major IT Systems. During 1998 and 1997, the Company upgraded or replaced its mission critical data processing system which controls the Company's financial records, inventory management, and purchasing, and believes that these systems will function properly with respect to dates in the Year 2000 and beyond. The Company has received certification from many of its hardware and software suppliers of the upgraded or replaced systems that the systems should function correctly in Year 2000 and beyond. The Company is in the process of upgrading its cash registers and personal computers as necessary, in order to achieve Year 2000 compliance. All registers that are not Year 2000 compliant will be upgraded by the Year 2000. Management believes that any additional modifications/replacements will not have a material impact on its business, operations, or financial condition.

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

         RISKS TO THE COMPANY FOR YEAR 2000 ISSUES. Some risks associated with the Year 2000 problem are beyond the ability of the Company to control, including the extent to which the Company's suppliers and service providers can address the Year 2000 problem. Therefore, the Company cannot estimate the impact to the Company if third parties are not Year 2000 compliant. The failure by a third party vendor or supplier to adequately address the Year 2000 issue could have a material adverse affect on the third party, and therefore could have an adverse affect on the Company. The most likely worst case Year 2000 scenario is that one or more of the Company's stores will not have power, heat, or water. The stores affected could still open for business using a cash box to make sales and flashlights to provide light.

         CONTINGENCY PLANS. The Company has not developed a formal contingency plan for the Year 2000 problem for its operations. If the need arises, the Company will create a contingency plan.

         The costs of the Company's Year 2000 compliance programs and the timetable on which the Company plans to complete such programs are based on management's best estimates, and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and similar uncertainties. However, due to the complexity and pervasiveness of the year 2000 issue, and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated.

RECENT DEVELOPMENTS

         On April 8, 1999, the Company refinanced its corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest at 7.125%, through May 2009. The note is secured by a first mortgage on the Company's office headquarters.

USE OF INITIAL PUBLIC OFFERING PROCEEDS

         The Company completed an initial public offering of shares of its Common Stock on November 28, 1997. The total offering was for 1,778,000 shares of Common Stock, all of which were offered and sold by the Company. On December 24, 1997, the underwriters partially exercised their over-allotment option, purchasing 207,800 shares of Common Stock from the Company. The offering price of the 1,985,800 shares of Common Stock (including the over-allotment) was $7.50 per share. The proceeds to the Company, after deduction of the underwriting discount and expenses associated with the Offering, were $13.1 million.

         Through January 29, 1999, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Common Stock offered and sold in the initial public offering, including the underwriter's over-allotment, was approximately $1.7 million. This includes underwriting discounts and commissions (of approximately $1.0 million) and expenses paid for accounting, legal, printing, and other expenses.

         During the period from November 28, 1997, through January 29, 1999, the net proceeds of the offering have been applied as follows: (i) to repay borrowings outstanding under the Company's revolving credit facility in the amount of $5.8 million, (ii) to prepay the 10% Subordinated Notes due November 30, 2004 in the amount of $2.1 million, and (iii) to repay shareholder notes in the aggregate amount of $2.1 million to Yale T. Dolginow and Brent D. Schlosser. The remaining $3.1 million has been used for other general corporate purposes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS.

         The following Consolidated Financial Statements of the Company and the Independent Auditors' Report included on pages F-1 to F-16 of this Form 10-K are incorporated herein by reference.

                                                                        Page(s)
Independent Auditors' Report..........................................      F-1
Financial Statements:
       Consolidated Balance Sheets....................................      F-2
       Consolidated Statements of Operations..........................      F-3
       Consolidated Statements of Stockholders' Equity................      F-4
       Consolidated Statements of Cash Flows..........................      F-5
Notes to Consolidated Financial Statements............................ F-6 - 16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1999 Proxy Statement is incorporated herein by reference.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS FILED AS PART OF FORM 10-K REPORT

(1)      Financial Statements:

                      Paper Warehouse, Inc. and Subsidiary
                        Consolidated Financial Statements
                      January 29, 1999 and January 30, 1998

Paper Warehouse, Inc. and Subsidiary
Table of Contents

                                                                     Page(s)
Independent Auditors' Report.......................................    F-1
Financial Statements:
     Consolidated Balance Sheets...................................    F-2
     Consolidated Statements of Operations.........................    F-3
     Consolidated Statements of Stockholders' Equity...............    F-4
     Consolidated Statements of Cash Flows.........................    F-5
Notes to Consolidated Financial Statements.........................   F-6-16


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Paper Warehouse, Inc. and Subsidiary:

         We have audited the accompanying consolidated balance sheets of Paper Warehouse, Inc. and Subsidiary (the Company) as of January 29, 1999 and January 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 29, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paper Warehouse, Inc. and Subsidiary as of January 29, 1999 and January 30, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 1999, in conformity with generally accepted accounting principles.

                                                  /s/ KPMG Peat Marwick LLP

March 19,1999
Minneapolis, Minnesota

                      PAPER WAREHOUSE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 29, 1999 AND JANUARY 30, 1998

                                                                                        January 29,       January 30,
                                                                                           1999              1998
                                                                                           ----              ----
ASSETS

Current assets:
   Cash and cash equivalents................................................            $    64,507       $ 2,059,737
   Inventories, net.........................................................             16,302,070        11,161,549
   Accounts receivable......................................................              1,105,262           451,937
   Prepaid expenses and other current assets................................                613,584           153,968
                                                                                        -----------       -----------
         Total current assets...............................................             18,085,423        13,827,191

   Property and equipment, net..............................................              9,976,450         6,798,228
   Other assets, net........................................................              1,466,613           391,918
                                                                                        -----------       -----------
         Total assets.......................................................            $29,528,486       $21,017,337
                                                                                        -----------       -----------
                                                                                        -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - line of credit...........................................            $ 6,850,000       $       ---
   Current maturities of long-term debt.....................................                151,993           305,585
   Current maturities of capital lease obligation...........................                308,566           179,671
   Accounts payable.........................................................              4,390,525         2,989,016
   Accrued liabilities:
         Payroll and related expenses.......................................                563,112           369,486
         Accrued expenses...................................................                337,014           349,718
         Accrued interest...................................................                 15,037            10,317
         Other..............................................................                256,893           240,765
                                                                                        -----------       -----------
         Total current liabilities..........................................             12,873,140         4,444,558

Capital lease obligation, less current maturities...........................                635,204           355,927
Long-term debt, less current maturities.....................................                861,827           911,409
Deferred rent credits and other.............................................              1,068,331           711,659
                                                                                        -----------       -----------
         Total liabilities..................................................             15,438,502         6,423,553

Stockholders' equity:
  Serial preferred stock, 10,000,000 shares authorized;
      none issued or outstanding............................................                    ---               ---
  Common stock, $.01 par value;  40,000,000 shares authorized;
  4,627,936 and 4,557,187 shares issued and outstanding, respectively.......                 46,279            45,572
  Additional paid-in capital................................................             13,833,442        13,683,807
  Retained earnings.........................................................                210,263           864,405
                                                                                        -----------       -----------
         Total stockholders' equity.........................................             14,089,984        14,593,784

         Total liabilities and stockholders' equity.........................            $29,528,486       $21,017,337
                                                                                        -----------       -----------
                                                                                        -----------       -----------

See accompanying notes to consolidated financial statements.

                      PAPER WAREHOUSE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       YEARS ENDED JANUARY 29, 1999, JANUARY 30, 1998 AND JANUARY 31, 1997

                                                                       January 29,      January 30,       January 31,
                                                                          1999              1998              1997
                                                                          ----              ----              ----
Revenues:
  Company-owned stores....................................             $62,218,553      $51,787,842       $41,892,173
  Franchise related fees..................................               1,271,973        1,161,097         1,109,737
                                                                       -----------      -----------       -----------
         Total revenues...................................              63,490,526       52,948,939        43,001,910

Costs and expenses:
  Costs of products sold and occupancy costs..............              41,252,342       34,966,018        27,946,561
  Store operating expenses................................              15,185,082       11,484,271         8,732,589
  General and administrative expenses.....................               7,643,011        5,515,491         4,242,960
                                                                       -----------      -----------       -----------
         Total costs and expenses.........................              64,080,435       51,965,780        40,922,110

         Operating (loss) income..........................                (589,909)         983,159         2,079,800

  Interest expense, net...................................                 254,405          797,567           771,549
  Expenses of canceled acquisition........................                     ---          260,852               ---
                                                                       -----------      -----------       -----------
  (Loss) income before income taxes and
      extraordinary charge................................                (844,314)         (75,260)        1,308,251

  Income tax benefit (expense)............................                 323,654           (5,941)           (5,300)
                                                                       -----------      -----------       -----------
  (Loss) income before extraordinary charge...............                (520,660)         (81,201)        1,302,951
                                                                       -----------      -----------       -----------
  Extraordinary charge for extinguishment of debt ........                     ---         (182,611)              ---

  Tax benefit of extraordinary charge.....................                     ---           72,846               ---
                                                                       -----------      -----------       -----------
  Extraordinary charge, net...............................                     ---         (109,765)              ---
                                                                       -----------      -----------       -----------
         Net (loss) income................................             $  (520,660)     $  (190,966)      $ 1,302,951
                                                                       -----------      -----------       -----------
                                                                       -----------      -----------       -----------
Basic and diluted earnings per share:
    Weighted average shares outstanding....................              4,572,979
    Net loss per share.....................................            $     (0.11)
                                                                       -----------
Pro forma net (loss) income...............................                              $  (206,610)      $   807,830
Pro forma basic earnings per share:
    Weighted average shares outstanding....................                               2,630,811         2,202,818
    (Loss) income before extraordinary charge per share....                             $     (0.04)      $      0.37
    Extraordinary charge per share.........................                                   (0.04)              ---
                                                                                        -----------       -----------
    Net (loss) income per share............................                             $     (0.08)      $      0.37
                                                                                        -----------       -----------
                                                                                        -----------       -----------
Pro forma diluted earnings per share:
    Weighted average shares outstanding....................                               2,630,811         2,514,250
    (Loss) income before extraordinary charge per share....                             $     (0.04)      $      0.32
    Extraordinary charge per share.........................                                   (0.04)              ---
                                                                                        -----------       -----------
    Net (loss) income per share............................                             $     (0.08)      $      0.32
                                                                                        -----------       -----------
                                                                                        -----------       -----------

    See accompanying notes to consolidated financial statements.

                      PAPER WAREHOUSE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       YEARS ENDED JANUARY 29, 1999, JANUARY 30, 1998 AND JANUARY 31, 1997

                                                         Number of                       Additional                      Total
                                        Preferred         Common           Common         Paid-in       Retained      Stockholders'
                                          Stock           Shares           Stock          Capital       Earnings         Equity
                                          -----           ------           -----          -------       --------         ------
Balance, February 2, 1996..............    ---           2,202,818         $22,028     $   572,472   $  2,529,075      $ 3,123,575

  Net income...........................    ---                 ---             ---             ---      1,302,951        1,302,951
  Distribution of earnings.............    ---                 ---             ---             ---    (2,633,992)       (2,633,992)
                                        ---------        ---------         -------     -----------   ------------      -----------
Balance, January 31, 1997..............    ---           2,202,818          22,028         572,472      1,198,034        1,792,534

  Net loss.............................    ---                 ---             ---             ---       (190,966)        (190,966)
  Distribution of earnings.............    ---                 ---             ---             ---       (142,663)        (142,663)
  Exercise of event option.............    ---             197,219           1,972          (1,972)           ---              ---
  Conversion of warrants...............    ---             171,350           1,714          (1,714)           ---              ---
  Issuance of common stock
      pursuant to public offering......    ---           1,985,800          19,858      13,115,021            ---       13,134,879
                                        ---------        ---------         -------     -----------   ------------      -----------
Balance, January 30, 1998..............    ---           4,557,187          45,572      13,683,807        864,405       14,593,784

  Net loss.............................    ---                 ---             ---             ---       (520,660)        (520,660)
  Distribution of earnings.............    ---                 ---             ---             ---       (133,482)        (133,482)
  Issuance of common stock (See
      Note 8)..........................    ---              70,749             707         149,635            ---          150,342
                                        ---------        ---------         -------     -----------   ------------      -----------
Balance, January 29, 1999..............    ---           4,627,936         $46,279     $13,833,442   $    210,263       $14,089,984
                                        ---------        ---------         -------     -----------   ------------      -----------
                                        ---------        ---------         -------     -----------   ------------      -----------

See accompanying notes to consolidated financial statements.

                      PAPER WAREHOUSE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED JANUARY 29, 1999, JANUARY 30, 1998 AND JANUARY 31, 1997

                                                                         January 29,      January 30,       January 31,
                                                                            1999             1998              1997
                                                                            ----             ----              ----
CASH FLOWS FROM OPERATIONS:
Net (loss) income...............................................        $  (520,660)     $  (190,966)      $  1,302,951
Adjustments to reconcile net (loss) income to net cash
  (used for) provided by operations:
     Write-off of subordinated debt fees........................                ---          182,611               ---
     Depreciation and amortization..............................          1,732,220        1,140,966           959,901
     Gain on sale of property and equipment.....................               (277)          (1,892)           (4,375)
     Deferred taxes.............................................           (323,654)             902               ---
Changes in operating assets and liabilities, net of the effect of the purchase of the assets of a business:
     Accounts receivable........................................           (653,325)        (190,513)          217,740
     Prepaid expenses and other current assets..................           (459,616)         (34,915)           13,259
     Merchandise inventories, net...............................         (3,966,362)      (1,592,869)       (1,851,922)
     Accounts payable...........................................          1,401,509          866,731          (488,220)
     Accrued liabilities........................................            558,442          566,365           (63,896)
                                                                        -----------      -----------       -----------
       Net cash (used for) provided by operations...............         (2,231,723)         746,420            85,438
                                                                        -----------      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets of a business................................         (2,239,165)             ---               ---
Proceeds from sale of property and equipment....................              6,349            7,807           136,960
Purchases of property and equipment.............................         (4,334,787)      (2,438,110)       (1,317,283)
Other assets, net of effect of asset acquisition................           (117,420)        (118,390)          (18,544)
                                                                        -----------      -----------       -----------
       Net cash used for investing activities...................         (6,685,023)      (2,548,693)       (1,198,867)
                                                                        -----------      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net......................                ---       13,134,879               ---
(Payments on) net proceeds from related party loans.............                ---       (2,136,193)        2,136,193
Net proceeds from note payable - other..........................                ---           55,353               ---
Net proceeds from (payments on) notes payable to bank...........          6,850,000       (5,870,000)        1,106,061
Principal payments on long-term debt............................           (203,174)      (2,072,131)          (23,106)
Net proceeds from capital leases................................            408,172          535,598               ---
Distribution of earnings........................................           (133,482)        (142,663)       (2,633,992)
                                                                        -----------      -----------       -----------
       Net cash provided by financing activities................          6,921,516        3,504,843           585,156
                                                                        -----------      -----------       -----------
       Net (decrease) increase in cash and cash equivalents.....         (1,995,230)       1,702,570          (528,273)

Cash and cash equivalents, beginning of year....................          2,059,737          357,167           885,440
Cash and cash equivalents, end of year..........................        $    64,507      $ 2,059,737       $   357,167
                                                                        -----------      -----------       -----------
                                                                        -----------      -----------       -----------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
         Interest...............................................        $   274,004      $   846,538         $ 877,410
         Income taxes...........................................                ---            5,039             5,300

See accompanying notes to consolidated financial statements.

                      PAPER WAREHOUSE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 29, 1999 AND JANUARY 30, 1998

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)      DESCRIPTION OF BUSINESS

         Paper Warehouse, Inc. (the Company) is a paper and party goods retailer operating 97 stores in the states of Arizona, Colorado, Iowa, Kansas, Minnesota, Missouri, Nebraska, Oklahoma, Washington and Wisconsin. The Company also sells Paper Warehouse franchises through a wholly-owned subsidiary. In exchange for the initial and continuing franchise fees received, the Company provides management assistance and gives franchisees the right to use the name "Paper Warehouse" or "Party Universe."

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

         (d)     FAIR VALUES OF FINANCIAL INSTRUMENTS

         Due to their short-term nature, the carrying value of the Company's financial assets and liabilities approximates their fair value. The fair value of the Company's borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

         (e)     S-CORPORATION ELECTION

         Prior to its initial public offering in November 1997, the Company had elected to be taxed as an S-Corporation under the Internal Revenue Code. The Company had agreed to make distributions of earnings in amounts sufficient to enable stockholders to pay their federal and state income taxes resulting from pass-through of taxable income as a result of the S-Corporation election.

         (f)     FISCAL YEAR

         The Company's fiscal year ends on the Friday closest to January 31st. The fiscal years ended January 29, 1999, January 30, 1998, and January 31, 1997 included 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

         (g)     MERCHANDISE INVENTORIES

         Inventories, are stated at the lower of cost (as determined on a first-in, first-out basis) or market. The Company reviews slow moving merchandise and takes appropriate markdowns to move the inventory. Periodically the Company reviews inventory valuations and takes appropriate write-downs, as it deems necessary.

         (h)     CASH EQUIVALENTS

         Cash equivalents of $4,641 at January 29, 1999, consist of short-term investment in money market accounts with funds available at any time. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid instruments with maturities of three months or less to be cash equivalents.

         (i)     PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is computed by the method indicated over the estimated useful lives of the assets as follows:

                                                                                                         Estimated
                                                                                Method                  useful lives
                                                                                ------                  ------------
         Computers..........................................                Straight - line            3 years
         Fixtures and equipment.............................                Straight - line            5 to 7 years
         Building...........................................                Straight - line            40 years
         Land improvements..................................                Straight - line            40 years

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

         The costs of acquiring trademarks have been capitalized and are being amortized on a straight-line basis over 10 years.

         (k)     OTHER ASSETS

         Other assets consist primarily of security deposits and lease acquisition fees. Lease acquisition fees are amortized over the related lease term using the straight-line method.

         (l)     DEFERRED RENT CREDITS

         Certain of the Company's operating leases provide for scheduled increases in base rentals over their terms. For these leases, the Company recognizes the total rental amounts due over the lease terms on a straight-line basis and, accordingly, has established corresponding deferred rent credits for the differences between the amounts recognized and the amounts paid.

         (m)     PRE-OPENING COSTS

         Costs associated with the opening of new stores are expensed as incurred.

         (n)     STOCK-BASED COMPENSATION

         Compensation expense for stock option grants is recognized in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees". Had Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-based Compensation", been applied, the Company's compensation expense would have been different; see Note 9.

         (o)     ADVERTISING

         The Company expenses the cost of advertising as incurred or the first time the advertisement takes place.

         (p)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities". This SOP provides guidance on the financial reporting of start-up costs and organization costs and requires that these costs be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998. The Company has not yet determined the impact that adoption of this SOP will have on the Company's financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for fiscal years beginning after June 15, 1999. The Company believes that adoption of this Statement will have no impact on the Company's financial position or results of operations.

(2)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consists of the following:

                                                                               January 29,         January 30,
                                                                                  1999                1998
                                                                                  ----                ----
         Fixtures and equipment......................................          $13,486,409         $ 8,860,634
         Buildings...................................................            1,273,088           1,041,702
         Land and improvements.......................................              319,733             319,733
         Accumulated depreciation and amortization...................           (5,102,780)         (3,423,841)
                                                                               -----------         -----------

         Total property and equipment, net...........................          $ 9,976,450         $ 6,798,228
                                                                               -----------         -----------
                                                                               -----------         -----------

         Depreciation and amortization expense on property and equipment was $1,678,532, $1,094,714 and $913,918 for the fiscal years ended January 29, 1999, January 30, 1998 and January 31, 1997, respectively.

(3)      NOTES PAYABLE TO BANK

         The Company has a revolving line of credit agreement with its bank that permits borrowings up to $7,500,000. Borrowings under the agreement bear interest at the bank's prime rate (7.75% at January 29, 1999) plus .5% and are secured by substantially all assets of the Company. The agreement contains restrictive covenants, which, among other things, require the Company to maintain a minimum tangible net worth and minimum current ratios. At January 29, 1999 the Company was in compliance with all of the covenants under its credit facility.

         The current agreement is subject to renewal by May 31, 1999. There was $6,850,000 borrowings outstanding under the agreement as of January 29, 1999. There were no borrowings outstanding as of January 30, 1998.

(4)      LONG-TERM DEBT

Long-term debt consists of the following:                                                 January 29,         January 30,
                                                                                             1999                1998
                                                                                             ----                ----
Term note payable in monthly  installments of $3,551,  including interest at 6.914%
through  October  2015.  The note is secured by a second  mortgage on the Company's office  headquarters,  assignment  of a life  insurance  policy,  and the  personal
guarantee of the Company's majority stockholder.................................             $395,281            $407,497


Term note payable in monthly installments of $4,796, including interest at 9.08%
through December 2015. The note is secured by a first mortgage on the Company's
office headquarters.............................................................              492,383             504,143

Note payable in monthly  installments of $2,771 including interest at 7.92% through
December 1999...................................................................               26,156              55,354

$2,300,000  subordinated  note payable to private  placement  holders with interest due quarterly at 10%.  Principal  installments of $575,000 due annually  commencing
November 30, 2001...............................................................              100,000             250,000
                                                                                              -------             -------

Total Long-Term Debt............................................................            1,013,820           1,216,994

Less current maturities.........................................................              151,993             305,585
                                                                                              -------             -------

         Long-Term Debt.........................................................             $861,827            $911,409
                                                                                              -------             -------
                                                                                              -------             -------

         On December 12, 1994, the Company completed a private placement of 46 units, each unit consisting of a 10% subordinated note due in annual installments commencing November 30, 2001 through November 30, 2004, and one detachable common stock purchase warrant. Subject to certain adjustments, each warrant entitles the holder thereof to purchase 3,994 shares of the Company's common stock, $.01 par value, at a price of $1.25 per share anytime after November 30, 1995 and before November 30, 2004. The entire proceeds of $2,300,000 were recorded as long-term debt. The warrants were converted into 171,350 shares of common stock concurrent with the consummation of the public offering. The Company repaid $150,000 and $2,050,000 of the debt during fiscal 1998 and in the fourth quarter of fiscal 1997, respectively, and expects to pay the remaining $100,000 in fiscal 1999. Total interest expense for the fiscal years ended January 29, 1999, January 30, 1998 and January 31, 1997 was $278,824, $839,449 and $809,029, respectively.

         Aggregate annual maturities of long-term debt subsequent to the fiscal year-ended January 29, 1999 are as follows:

         YEAR ENDING IN JANUARY:
         -----------------------
         2000...........................................................................                   $ 151,993
         2001...........................................................................                      27,865
         2002...........................................................................                      30,327
         2003...........................................................................                      32,869
         2004 and thereafter............................................................                     770,766
                                                                                                             -------

Total maturities of long term debt......................................................                  $1,013,820
                                                                                                          ----------
                                                                                                          ----------

(5)  LEASES

         The Company leases all of its retail stores under noncancelable operating leases that have various expiration dates. In addition to base rents, certain leases require the Company to pay its share of maintenance and real estate taxes, and include provisions for contingent rentals based upon sales. Certain of the leases contain renewal options under which the Company may extend the terms three to five years.

         Future minimum lease commitments due under noncancelable operating leases at January 29, 1999 are as follows:

YEAR ENDING IN JANUARY:
-----------------------
         2000     ......................................................................                 $ 8,771,636
         2001     ......................................................................                   8,319,612
         2002     ......................................................................                   8,191,964
         2003     ......................................................................                   7,738,108
         2004     ......................................................................                   7,319,693
        Thereafter......................................................................                  22,075,297
                                                                                                          ----------

Total future minimum lease commitments..................................................                 $62,416,310
                                                                                                          ----------
                                                                                                          ----------

         Rent expense for all operating leases for the years ended January 29, 1999, January 30, 1998, and January 31, 1997 was $7,135,092, $5,337,555
and $4,309,403 respectively.

         During fiscal 1998, the Company entered into a capital lease agreement for equipment and fixtures. During fiscal 1997, the Company entered into a capital lease agreement for software. Future maturities under these agreements are as follows:

YEAR ENDING IN JANUARY
----------------------
         2000     ......................................................................                    $308,566
         2001     ......................................................................                     268,921
         2002     ......................................................................                     119,106
         2003     ......................................................................                     130,407
         2004     ......................................................................                     116,770
                                                                                                             -------

Total future maturities of capital leases...............................................                    $943,770
                                                                                                            --------
                                                                                                            --------

(6)  INCOME TAXES

         As indicated in Note 1, prior to November 28, 1997, the Company elected to be taxed as an S-Corporation under the Internal Revenue Code. The Company's earnings or losses for the S-Corporation period are allocated to its stockholders for inclusion in their individual tax returns. As a result, no provision for federal taxes was required at the corporate level for that period. A provision was made for state taxes during the S-Corporation period as some states impose a tax upon S-Corporations. The Company has provided federal and state income taxes for all periods after November 28, 1997.

         An income tax benefit of approximately $324,000 was recorded for the fiscal year ended January 29, 1999. Income tax expense of $5,941 and $5,300 was recorded for the fiscal years ended January 30, 1998 and January 31, 1997. These amounts differed from the amounts computed by the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

                                                                                  Fiscal Year Ending:
                                                                   -------------------------------------------------
                                                                     January 29,      January 30,      January 31,
                                                                        1999             1998             1997
                                                                        ----             ----             ----
Computed "expected" tax (benefit) expense for twelve-
  month period...................................................     $(287,067)      $(25,756)         $416,944
Increase (reduction) in income taxes resulting from:
   Adjustment to reflect S-Corporation election..................           ---        (15,644)         (416,944)
   Adjustment to deferred tax assets and liabilities to
   reflect adoption of SFAS 109..................................           ---         43,251               ---
   State and local income taxes, net of federal income tax
   benefit.......................................................       (48,548)        (1,313)            5,300
Other permanent differences......................................        11,961          5,403               ---
                                                                      ----------       -------          --------
Total income tax (benefit) expense...............................     $(323,654)       $ 5,941           $ 5,300
                                                                      ----------       -------          --------
                                                                      ----------       -------          --------

The components of the provision for income taxes are as follows:

                                                                                  Fiscal Year Ending:
                                                                   -------------------------------------------------
                                                                     January 29,      January 30,      January 31,
                                                                        1999             1998             1997
                                                                        ----             ----             ----
Current:
  Federal........................................................     $     ---         $  ---            $  ---
  State..........................................................           ---          5,039             5,300
                                                                      ---------         ------            ------
                                                                            ---          5,039             5,300
Deferred:
  Federal........................................................      (275,106)           767               ---
  State..........................................................       (48,548)           135               ---
                                                                      ---------         ------            ------
                                                                       (323,654)           902               ---

Total income tax (benefit) expense...............................     $(323,654)        $5,941            $5,300
                                                                      ---------         ------            ------
                                                                      ---------         ------            ------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 29, 1999 and January 30, 1998 are presented below.

                                                                                                As of:
                                                                                  ----------------------------------
                                                                                      January 29,       January 30,
Deferred tax assets:                                                                     1999              1998
                                                                                         ----              ----
   Accounts receivable principally due to allowance for doubtful
accounts............................................................................   $      ---           $  4,800
   Inventories, principally due to additional costs inventoried for tax
purposes pursuant to the Tax Reform Act of 1986.....................................      156,500            103,040
   Difference in timing of lease deductions.........................................      454,911            296,874
   Net operating loss carryforward..................................................      529,843            237,988
                                                                                        ---------           --------
         Total gross deferred tax asset.............................................    1,141,254            642,702
                                                                                        ---------           --------

Deferred tax liabilities:

   Plant and equipment, principally due to differences in depreciation and
capitalized interest................................................................      623,922            467,702
   Software, principally due to the differences in amortization.....................      121,733            103,056
                                                                                        ---------           --------
         Total gross deferred liabilities...........................................      745,655            570,758
                                                                                        ---------           --------
         Net deferred tax asset.....................................................   $  395,599           $ 71,944
                                                                                        ---------           --------
                                                                                        ---------           --------

At January 29, 1999, the Company has a net operating loss carryforward for federal income tax purposes of $1,324,607 which is available to offset future federal taxable income, if any, through 2019.

(7)      RELATED PARTY TRANSACTIONS

         A related party of one of the Company's majority stockholders had previously owned four of the Company's franchise stores. On November 9, 1998, the Company purchased all the assets of these four franchise stores. The total purchase price was $1,349,974, which was made up of both cash and stock. Goodwill in the amount of $267,974 was recognized on this purchase. Continuing franchise fees collected from this related party were $88,728 and 108,034, in 1998 and 1997 respectively. The Company had no outstanding receivable as of January 29, 1999 and a $6,940 receivable from this franchisee at January 30, 1998.

         A related party of one of the Company's majority stockholders substantially owns one of the Company's franchise stores. Continuing fees collected from this related party were $24,810 and $22,777 for the years ended January 29, 1999 and January 30, 1998, respectively. The Company had a receivable of $708 and $317 from this franchisee as of January 29, 1999 and January 30, 1998, respectively.

(8)      EQUITY TRANSACTIONS AND WEIGHTED AVERAGE SHARE DISCLOSURE

         In December 1998, the Company issued 70,749 shares of common stock in partial consideration for the purchase of Prickly Pear Paper, Inc.

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

         In November and December 1997, the Company registered and sold a total of 1,985,800 shares of common stock at a price of $7.50 each in a public offering pursuant to the Securities Act of 1933. Total proceeds to the Company were $13,850,955. This amount, net of other related costs of the offering of $716,028 has been reflected in common stock and additional paid in capital in these consolidated financial statements.

         In December 1997, the Company requested the holders of its 10% Subordinated Notes issued in 1994 to surrender the Notes. Each Note had one detachable common stock warrant good for 3,725 shares of common stock. Accordingly, 171,350 shares of common stock were issued when the Notes were prepaid.

         A reconciliation of weighted average shares used in the earnings per share calculation is as follows:

                                                              Fiscal Year Ending
                                    ------------------------------------------------------------------------
                                         January 29,              January 30,             January 31,
                                            1999                     1998                     1997
                                            ----                     ----                     ----
         Basic weighted
           average shares......           4,572,979                2,630,811               2,202,818
         Potential common
           Shares..............              ---                      ---                    311,432
         Diluted weighted                 ---------                ---------               ---------
           average shares......           4,572,979                2,630,811               2,514,250
                                          ---------                ---------               ---------
                                          ---------                ---------               ---------

(9) STOCK OPTIONS

         In order to attract and retain employees and directors, while preserving cash resources, the Company has, since going public, utilized stock option awards. During fiscal 1997, the Company adopted a stock option plan (the Plan) pursuant to which the Company may grant stock options to employees and the Board of Directors. The Plan authorizes grants of options to purchase up to 639,641 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have ten-year terms and vest ratably over three years from the date of grant.

         At January 29, 1999, there were options issued and outstanding to purchase 412,200 shares of the Company's common stock issued to employees and directors. In fiscal 1998, the Company granted stock option awards to certain of its employees and directors for the purchase of an aggregated of 227,750 shares of the Company's common stock. These options are exercisable at prices from $2.07 to $5.00 per share and expire in 2008. During fiscal 1997, 184,450 options were awarded to certain of its employees and directors. These options are exercisable at $7.50 per share and expire in 2007.

         The per share weighted-average fair value of these options using the Black Scholes option-pricing model is $2.10 with the following weighted-average assumptions: volatility 60%, expected dividend yield .0%, risk-free rate of 5.5%, and an expected life of 5 years.

         Details of the status of stock options as of January 29, 1999 are reflected in the table below.

                                                                                             Weighted-
                                                     Shares Under           Price             Average
                                                        Option              Range          Exercise Price
                                                        ------              -----          --------------
         Unexercised options outstanding
         January 31, 1997....................            ---                 ---                 ---
           Options granted...................          184,450              $7.50               $7.50
           Options exercised.................            ---                 ---                 ---
           Options forfeited.................            ---                 ---                 ---
                                                      --------           -----------            -----

         Unexercised options outstanding
         January 30, 1998....................          184,450              $7.50               $7.50
           Options granted...................          227,750           $2.07-$5.00            $2.90
           Options exercised.................            ---                 ---                 ---
           Options forfeited.................            ---                 ---                 ---
                                                      --------           -----------            -----

         Unexercised options outstanding
         January 29, 1999....................          412,200           $2.75-$7.50            $4.96
                                                      --------           -----------            -----
                                                      --------           -----------            -----

         The following table summarizes information concerning options outstanding and exercisable as of January 29, 1999:

                                                              Outstanding Options       Exercisable Options
                                                              -------------------       -------------------
         Number of options...........................                     412,200                    61,483
         Weighted average remaining contractual life,
         in years....................................                        9.36                      8.83
         Weighted average exercise price.............                       $4.96                     $7.50

         The Company applies ABP Opinion No. 25 in accounting for options granted under its stock option plans and accordingly, no compensation cost has been recognized for its stock options granted to its employees or directors in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                                 Fiscal Year 1998          Fiscal Year 1997
                                                                 ----------------          ----------------
         Net loss - as reported in fiscal 1998
         and as reported pro forma assuming
         C-Corp status in fiscal 1997................                  ($520,660)                ($206,610)
         Net loss - pro forma........................                  ($677,149)                ($500,291)
         Net loss per share - as reported in fiscal
         1998 and as reported pro forma assuming
         C-Corp status in fiscal 1997................                     ($0.11)                   ($0.08)
         Net loss per share - pro forma..............                     ($0.15)                   ($0.19)


(10)     EMPLOYEE BENEFITS

         The Company has a retirement savings plan covering substantially all employees who have completed one year of service and attained 21 years of age, which includes a noncontributory profit sharing plan and 401(k) feature. Employees become fully vested in the plan on a graduated scale over a six-year period. Contributions to the profit sharing plan are made at the discretion of the plan committee. The 401(k) feature allows for employee's elective salary deferrals up to 15% of their compensation, but not in excess of certain limitations. There were no discretionary contributions to the profit sharing plan in any of the fiscal years.

         The Company has a Voluntary Employee Benefit Plan and Employee Benefit Trust for the sole and exclusive benefit of its employees. The Company matches 25% of the first 4% of employee contributions to the plan. Company contributions were $34,358 and $25,422 for the years ended January 29, 1999 and January 30, 1998, respectively.

         On December 7, 1998, the Board approved an Employee Stock Purchase Plan to be approved by the Shareholders at the 1999 Annual Meeting. If approved by the Shareholders, the first enrollment period is not expected to begin until August 1, 1999.

(11)     EXTRAORDINARY CHARGE

         Upon completing the Company's initial public offering in November 1997, the Company exercised its option to repay subordinated debt. The Company then took a one-time charge of $182,611, which represented the unamortized portion of the fees associated with the debt. This amount is shown as an extraordinary charge in the accompanying Consolidated Statement of Operations for the fiscal year ended January 30, 1998.

(12)     SUBSEQUENT EVENT (UNAUDITED)

         On April 8, 1999 the Company refinanced its corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest at 7.125%, through May 2009. The note is secured by a first mortgage on the Company's office headquarters.

(a)(2) Financial Statement Schedules

         None.

(a)(3)   Exhibits

         The exhibits to this Annual Report on Form 10-K are listed in the
Exhibit Index attached hereto.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on April 30, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Paper Warehouse, Inc., 7630 Excelsior Boulevard, Minneapolis, Minnesota 55426; Attn:
Shareholder Relations.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3):

         1. 1997 Stock Option and Compensation Plan (incorporated by reference to the Company's Registration Statement on Form S-1 File No. 333-36911).

         2. Directors' Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-1 File No. 333-36911).

         3. Employment Agreement by and between the Company and Yale T. Dolginow dated February 7, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 File No. 333-36911).

         4. Employment Agreement by and between the Company and Brent D. Schlosser dated February 7, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 File No. 333-36911).

         5. Amendment Number 1 to the Employment Agreement by and between the Company and Brent D. Schlosser dated September 26, 1997 (incorporated by reference to the Company's Form 10-K for the fiscal year ended January 31, 1998 File No. 0-23389).

         6. Employment Agreement by and between the Company and Cheryl W. Newell dated July 14, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 File No. 333-36911).

         7. 1998 Employee Stock Purchase Plan (filed herewith electronically).

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1998.

                                     SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PAPER WAREHOUSE, INC.

Date:  April 28, 1999

                                 By: /s/ Yale T. Dolginow
                                 ---------------------------------------------
                                 Name: Yale T. Dolginow
                                 Title: President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 1999.

NAME                                      TITLE
/s/      Yale T. Dolginow                 Chairman of the Board, President and
   ---------------------------------      Chief Executive Officer, (principal
         Yale T. Dolginow                 executive officer)

/s/      Brent D. Schlosser               Executive Vice President and Director
   ---------------------------------
         Brent D. Schlosser

/s/      Diane C. Dolginow                Secretary and Director
   ---------------------------------
         Diane C. Dolginow

s/       Arthur H. Cobb                   Director
  ----------------------------------
         Arthur H. Cobb

/s/      Marvin W. Goldstein              Director
   ---------------------------------
         Marvin W. Goldstein

/s/      Martin A. Mayer                  Director
   ---------------------------------
         Martin A. Mayer

/s/      Jeffery S. Halpern               Director
   ---------------------------------
         Jeffery S. Halpern

/s/      Cheryl W. Newell                 Vice President and Chief Financial
   ---------------------------------      Officer (principal financial officer)
         Cheryl W. Newell

/s/      Michael A. Anderson              Controller/Treasurer (principal
   ---------------------------------      accounting officer)
         Michael A. Anderson


                             PAPER WAREHOUSE, INC.
                EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED JANUARY 29, 1999

ITEM NO.       DESCRIPTION OF ITEM                                                  METHOD OF FILING
--------       -------------------                                                  ----------------
3.1            Amended and Restated Articles of Incorporation                       Incorporated by reference to the
                                                                                    Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

3.2            Amended and Restated By-laws                                         Incorporated by reference to the
                                                                                    Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

4.1            Form of 10% Subordinated Note due November 30, 2004, dated           Incorporated by reference to the
               December 7, 1994                                                     Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

4.2            Form of Warrant Agreement                                            Incorporated by reference to the
                                                                                    Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

4.3            Form of Warrant Conversion Agreement, as extended                    Incorporated by reference to the
                                                                                    Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.1           1997 Stock Option and Compensation Plan                              Incorporated by reference to the
                                                                                    Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.2           Directors' Stock Option Plan                                         Incorporated by reference to the
                                                                                    Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.3           Corporation Tax Allocation and Indemnification Agreement entered     Incorporated by reference to the
               into on September 26, 1997 between the Company and Yale T.           Company's Registration Statement on
               Dolginow and Brent D. Schlosser                                      Form S-1 (File No. 333-36911).

10.4           Employment Agreement by and between the Company and Yale T.          Incorporated by reference to the
               Dolginow dated February 7, 1997                                      Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.5           Employment Agreement by and between the Company and Brent D.         Incorporated by reference to the
               Schlosser dated February 7, 1997                                     Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.6           Amendment Number 1 to the Employment Agreement by and between the    Incorporated by reference to the
               Company and Brent D. Schlosser dated September 26, 1997              Company's Form 10-K for fiscal
                                                                                    year ended January 31, 1998
                                                                                    (File No. 0-23389).

10.7           Combination Mortgage and Security Agreement and Fixture Financing    Incorporated by reference to the
               Statement dated June 9, 1995 by and between the Company and          Company's Registration Statement on
               Richfield Bank & Trust Co.                                           Form S-1 (File No. 333-36911).


10.8           Secured Promissory Note of the Company in favor of Richfield Bank    Incorporated by reference to the
               & Trust Co. in the amount of $945,000 dated June 9, 1995             Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.9           Authorization and Debenture Guaranty of the Company dated May 25,    Incorporated by reference to the
               1995                                                                 Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.10          Employment Agreement by and between the Company and Cheryl W.        Incorporated by reference to the
               Newell dated July 14, 1997                                           Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.11          Loan Agreement between Paper Warehouse, Inc., Yale T. Dolginow and   Incorporated by reference to the
               Richfield Bank & Trust Co., dated January 29, 1997                   Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.12          Revolving Promissory Note to Richfield Bank & Trust Co. dated        Incorporated by reference to the
               January 29, 1997                                                     Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.13          Security Agreement between the Company and Richfield Bank & Trust    Incorporated by reference to the
               Co. dated January 29, 1997                                           Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.14          Amendment to Loan Agreement entered into as of October 1, 1997 by    Incorporated by reference to the
               and between the Company, Yale T. Dolginow and Richfield Bank &       Company's Registration Statement on
               Trust Co.                                                            Form S-1 (File No. 333-36911).

10.15          Master Lease by and between Target Financial, Inc. and the Company   Incorporated by reference to the
               dated October 22, 1997                                               Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.16          Loan Agreement SBA Debenture No. COCL837046 3001 MN, dated August    Incorporated by reference to the
               15, 1995                                                             Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

10.17          Consulting Agreement entered into December 1, 1992 by and between    Incorporated by reference to the
               Paper Warehouse, Inc. and Stanford Weiner, Lawrence Weiner and       Company's Registration Statement on
               Gary Stone                                                           Form S-1 (File No. 333-36911).

10.18          1998 Employee Stock Purchase Plan                                    Filed herewith electronically.

10.19          Asset Purchase Agreement dated December 17, 1998 among the           Filed herewith electronically.
               Company, Susan Hazan and Prickly Pear Paper, Inc.

10.20          Second Amendment to Loan Agreement dated March 15, 1999 between      Filed herewith electronically.
               the Company and Richfield Bank & Trust Co.

10.21          Third Amendment to Loan Agreement dated March 31, 1998 between       Filed herewith electronically.
               the Company and Richfield Bank & Trust Co.

21             Subsidiaries of Company                                              Incorporated by reference to the
                                                                                    Company's Registration Statement on
                                                                                    Form S-1 (File No. 333-36911).

23             Consent of KPMG Peat Marwick LLP                                     Filed herewith electronically.

27             Financial Data Schedule                                              Filed herewith electronically.
