Form 10-K405/A
period 1999-01-29
PAPER WAREHOUSE INC
filed 1999-05-28
CIK 934509

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-K/A

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JANUARY 29, 1999

                            COMMISSION FILE NO. 0-23389

                            ---------------------------
                               PAPER WAREHOUSE, INC.
               (Exact name of registrant as specified in its charter)

                  MINNESOTA                              41-1612534
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification No.)

                              7630 EXCELSIOR BOULEVARD
                           MINNEAPOLIS, MINNESOTA  55426
                (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code:  (612) 936-1000
         Securities registered pursuant to Section 12(b) of the Act:  NONE
            Securities registered pursuant to Section 12(g) of the Act:
                            COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ----     ----

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


          YALE T. DOLGINOW has been President, Chief Executive Officer and Chairman of the Board of the Company since 1986. From 1982 to 1986, Mr. Dolginow served as President and Chief Executive Officer of Carlson Catalog Showrooms, Inc., which was a chain of 59 catalog showrooms located throughout the Midwest. From 1981 to 1982, Mr. Dolginow served as Assistant to the President of Dayton Hudson Corporation. From 1978 to 1980, Mr. Dolginow served as President of Modern Merchandising, Inc., a 70-store retail chain operating in several markets, and as Executive Vice President from 1977 to 1978. From 1968 until 1976, Mr. Dolginow was the Chief Executive Officer and President of Dolgin's, Inc., a chain of catalog showroom stores that operated in the Kansas City and St. Louis metropolitan markets. Mr. Dolginow and Diane C. Dolginow are husband and wife.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1999 Proxy Statement is incorporated herein by reference. The information concerning executive officers of the Company is included in this report under Item 4A, "Executive Officers of the Registrant."

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



Date:  May 27, 1999                PAPER WAREHOUSE, INC.

                                   By: /s/ Yale T. Dolginow
                                      ------------------------------------------
                                   Name: Yale T. Dolginow
                                   Title: President and Chief Executive Officer