Form 10-Q
period 1999-04-30
PAPER WAREHOUSE INC
filed 1999-06-14
CIK 934509

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1999

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________to__________

                            Commission File No. 0-23389

                             -------------------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  YES  [X]    NO  [ ]


On June 14, 1999, there were 4,627,936 shares of Common Stock, $.01 par value, of Paper Warehouse, Inc. outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               PAPER WAREHOUSE, INC.

                                       INDEX

PART I.        FINANCIAL INFORMATION                                       PAGE
                                                                           ----
               Item 1: Financial Statements

                       Consolidated Balance Sheets
                       As of April 30, 1999 and January 29, 1999              1

                       Consolidated Statements of Operations
                       For the Three Months ended April 30, 1999
                       and May 1, 1998                                        2

                       Consolidated Statements of Cash Flows
                       For the Three Months ended April 30, 1999
                       and May 1, 1998                                        3

                       Notes to Consolidated Financial Statements            4-5

               Item 2: Management's Discussion and Analysis of
                       Results of Operations and Financial Condition         6-12

PART II.       OTHER INFORMATION

               Item 6: Exhibits and Reports on Form 8-K                        13

                       Signatures                                              14

                        PAPER WAREHOUSE, INC. AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS


                                                                                       April 30,            January 29,
                                                                                          1999                 1999
                                                                                    ----------------     -----------------
ASSETS                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents................................................              $ 791,133             $  64,507
   Merchandise inventories, net.............................................             18,997,829            16,302,070
   Accounts receivable......................................................                938,296             1,105,262
   Prepaid expenses and other current assets................................              1,336,537               613,584
                                                                                    ----------------     -----------------
         Total current assets...............................................             22,063,795            18,085,423

   Property and equipment, net..............................................             10,012,196             9,976,450
   Other assets, net........................................................              1,303,256             1,466,613
                                                                                    ----------------     -----------------
           Total assets.....................................................            $33,379,247           $29,528,486
                                                                                    ----------------     -----------------
                                                                                    ----------------     -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - line of credit...........................................            $ 6,558,908           $ 6,850,000
   Current maturities of long-term debt.....................................                142,069               151,993
   Current maturities of capital lease obligation...........................                526,249               308,566
   Accounts payable.........................................................              8,399,767             4,390,525
   Accrued liabilities......................................................              1,254,550             1,172,056
                                                                                    ----------------     -----------------
         Total current liabilities..........................................             16,881,543            12,873,140

Capital lease obligation, less current maturities...........................              1,418,852               635,204
Long-term debt, less current maturities.....................................              1,076,420               861,827
Deferred rent credits.......................................................              1,129,787             1,068,331
                                                                                    ----------------     -----------------
           Total liabilities................................................             20,506,602            15,438,502

Stockholders' equity:
  Serial preferred stock, $.01 par value; 10,000,000 shares authorized;
      none issued or outstanding............................................                    ---                   ---
  Common stock, $.01 par value;  40,000,000 shares authorized;
      4,627,936 shares issued and outstanding...............................                 46,279                46,279
  Additional paid-in capital................................................             13,833,442            13,833,442
  Accumulated (deficit) earnings............................................            (1,007,076)               210,263
                                                                                    ----------------     -----------------
         Total stockholders' equity.........................................             12,872,645            14,089,984
                                                                                    ----------------     -----------------

           Total liabilities and stockholders' equity.......................            $33,379,247           $29,528,486
                                                                                    ----------------     -----------------
                                                                                    ----------------     -----------------





See accompanying notes to consolidated financial statements.

                      PAPER WAREHOUSE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                         ---------------------------------------
                                                                            April 30,                May 1,
                                                                              1999                    1998
                                                                         ----------------         --------------
Revenues:
   Company-owned stores.........................................            $ 16,419,572            $12,192,259
   Franchise related fees.......................................                 272,857                303,185
                                                                         ----------------         --------------
     Total revenues.............................................              16,692,429             12,495,444

Costs and expenses:
   Costs of products sold and occupancy costs...................              11,406,845              8,454,727
   Store operating expenses.....................................               4,673,890              3,186,973
   General and administrative expenses..........................               2,247,013              1,706,830
                                                                         ----------------         --------------
     Total costs and expenses...................................              18,327,748             13,348,530

     Operating loss.............................................             (1,635,319)              (853,086)

Interest expense, net...........................................                 216,040                 27,086
                                                                         ----------------         --------------

Loss before income taxes and
    cumulative effect of accounting change......................             (1,851,359)              (880,172)

Income tax benefit .............................................                 742,526                352,069
                                                                         ----------------         --------------

Net loss before cumulative effect of accounting change..........             (1,108,833)              (528,103)
                                                                         ----------------         --------------

Cumulative effect of accounting change, net (Note 2)............               (108,506)                    ---
                                                                         ----------------         --------------

     Net loss...................................................            $(1,217,339)             $(528,103)
                                                                         ----------------         --------------
                                                                         ----------------         --------------

Basic and diluted loss per share:

     Weighted average shares outstanding........................               4,627,936              4,557,187

     Basic and diluted loss per share before cumulative
             effect of accounting change........................               $   (.24)              $   (.12)
     Cumulative effect of accounting change.....................                   (.02)                    ---
                                                                         ----------------         --------------

     Basic and diluted loss per share...........................               $   (.26)              $   (.12)
                                                                         ----------------         --------------
                                                                         ----------------         --------------





See accompanying notes to consolidated financial statements.

                      PAPER WAREHOUSE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                              ------------------------------------
                                                                                April 30,              May 1,
                                                                                   1999                 1998
                                                                              ---------------      ---------------
OPERATING ACTIVITIES:
Net loss.............................................................           $(1,217,339)           $(528,103)
Adjustments to reconcile net loss to net cash provided by
  (used for) operations:
     Depreciation and amortization...................................                535,235              367,753
     Gain on sale of property and equipment..........................                (1,414)                (107)
     Deferred taxes..................................................              (812,883)            (352,069)
     Other noncash items affecting earnings..........................                189,123                  ---
Changes in operating assets and liabilities, net of the effect of the purchase of assets of a business:
     Accounts receivable.............................................                166,966               99,625
     Prepaid expenses and other current assets.......................                 89,930            (312,988)
     Merchandise inventories, net....................................            (2,695,759)            (857,941)
     Accounts payable................................................              4,009,242            1,284,356
     Accrued liabilities.............................................                 82,494              114,217
     Deferred rent credits...........................................                 61,456              (3,523)
                                                                              ---------------      ---------------

       Net cash provided by (used for) operations....................                407,051            (188,780)
                                                                              ---------------      ---------------

INVESTING ACTIVITIES:
Purchase of assets of a business.....................................                    ---            (148,710)
Proceeds from sale of property and equipment.........................                 16,010                3,967
Purchases of property and equipment..................................              (574,102)            (816,487)
Other assets, net of effect of asset acquisition.....................                    ---             (49,170)
                                                                              ---------------      ---------------

       Net cash used for investing activities........................              (558,092)          (1,010,400)
                                                                              ---------------      ---------------

FINANCING ACTIVITIES:
Net payments on notes payable to bank................................              (291,092)                  ---
Proceeds from refinancing of mortgage................................              1,100,000                  ---
Principal payments on long-term debt.................................              (895,331)             (65,666)
Payment of debt acquisition fees.....................................               (37,241)                  ---
Net proceeds from (payments on) capital leases.......................              1,001,331             (24,490)
                                                                              ---------------      ---------------

       Net cash provided by (used for) financing activities..........                877,667             (90,156)
                                                                              ---------------      ---------------

       Net increase (decrease) in cash and cash equivalents..........                726,626          (1,289,336)

Cash and cash equivalents, beginning of period.......................                 64,507            2,059,737
                                                                              ---------------      ---------------

Cash and cash equivalents, end of period.............................              $ 791,133             $770,401
                                                                              ---------------      ---------------
                                                                              ---------------      ---------------

SUPPLEMENTAL CASH FLOW INFORMATION:
         Interest paid during the period.............................              $ 210,949             $ 30,305
         Income taxes paid during the period.........................                    ---                  ---
                                                                              ---------------      ---------------
                                                                              ---------------      ---------------




See accompanying notes to consolidated financial statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     Paper Warehouse, Inc. (the Company) is a growing chain of retail stores specializing in party supplies and paper goods, operating under the names "Paper Warehouse" and "Party Universe." At April 30, 1999, the Company had a total of 142 stores, consisting of 97 company-owned stores and 45 franchise stores, operating in 24 states. The Company sells Paper Warehouse franchises through its wholly-owned subsidiary, Paper Warehouse Franchising, Inc.

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the Rules and Regulations of the Securities and Exchange Commission ("SEC"), and represent the consolidated financial statements of Paper Warehouse, Inc. and Paper Warehouse Franchising, Inc. as of April 30, 1999 and May 1, 1998 and for the three month periods then ended. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders and its Form 10-K filed with the SEC.

     Due to the seasonality of the Company's business, revenues and operating results for the three months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.


(2)  ACCOUNTING CHANGE

     The Company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities" during first quarter 1999. This SOP requires that costs of start-up activities and organization costs be expensed as incurred. Prior to the adoption of SOP No. 98-5, the Company's policy was to capitalize lease acquisition fees and amortize them over the related lease term using the straight-line method. The net impact of the change of approximately $109,000 or $.02 per share, is shown as a cumulative effect of accounting change in the Consolidated Statement of Operations for the three months ended April 30, 1999.

(3)  FINANCING ARRANGEMENTS

     On April 8, 1999, the Company refinanced its corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest at 7.125%, through May 2009. The note is secured by a first mortgage on the Company's office headquarters.

     On June 7, 1999, the Company obtained a $15 million three-year revolving line of credit facility for general working capital purposes, that replaced its previous $7.5 million facility. Borrowings outstanding under the new line of credit bear interest, at a variable rate and are secured by substantially all of the assets of the Company. The agreement with respect to the credit facility contains covenants, which require the Company to satisfy certain financial tests, and restrictions on the Company's ability to pay dividends.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)


(3)  FINANCING ARRANGEMENTS (CONTINUED)

     Subsequent to first quarter 1999, the Company filed a Registration Statement with the SEC for the public sale of a new issue of an aggregate principal amount of $4 million of Convertible Subordinated Debentures due 2005. Proceeds from the issuance will be used to develop and implement an Internet website for the sale of party supplies and paper goods, to repay indebtedness and for other general corporate purposes.

(4)  COMMON STOCK AND STOCK OPTION TRANSACTIONS

     During first quarter the Company granted options to selected management of the Company to purchase 14,100 shares of the Company's Common Stock at a range of $1.88 to $2.75 per share. The options vest over three years and expire 10 years from the date of grant.

(5)  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


OVERVIEW

We are a growing chain of retail stores specializing in party supplies and paper goods operating under the names PAPER WAREHOUSE and PARTY UNIVERSE. Two members of our current management team purchased the business in 1986 and incorporated it in Minnesota in 1987. At the time of the acquisition, we consisted of three stores located in the Minneapolis/St. Paul metropolitan area. In 1987, we began granting franchises. Over the past 12 years, we have grown to a total of 142 stores, including 97 Company-owned stores and 45 franchise stores throughout 24 states. In growing the number of Company-owned stores, our management has employed a strategy of clustering stores in our principal markets to provide our customers with convenient store locations, expand our total market share and achieve favorable economies of scale.

RESULTS OF OPERATIONS

NET LOSS

The Company reported a net loss of approximately $1.2 million, or $.26 per share, for the first quarter ended April 30, 1999, compared to a net loss of approximately $528,000, or $.12 per share for the first quarter ended May 1, 1998. The net loss for first quarter 1999 included the net impact of a cumulative effect of accounting change of approximately $109,000 ($.02 per share) from the adoption in the first quarter of a newly issued accounting pronouncement. The principal reasons for the loss in first quarter of fiscal 1999 were the seasonality of revenues and the large number of stores opened in the past nine months which have expenses without a fully established revenue base.

REVENUES

Total revenues consist of Company-owned stores sales and franchise revenues. Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations. During the first quarter of 1999, the Company changed its comparable store sales definition to be more in line with industry standards. Prior to the change, a store would not have been included in the comparable store sales base until 12 months had passed, if its retail square footage had increased more than 50%, or if it had been relocated.

Franchise revenues consist of royalties received on sales, generally 4% of the store's sales and initial franchise fees. We recognize initial franchise fees at the time a franchisee signs a lease for the store, at which time we have substantially performed all of our services.

COMPANY-OWNED STORES SALES

During the first quarter ended April 30, 1999, the Company opened one new Company-owned store, and closed one Company-owned store, keeping the total Company-owned stores at 97 as of April 30, 1999, compared to 75 at the end of the first fiscal quarter of 1998. First fiscal quarter 1999 comparable store sales increased 4.6% over the prior year comparable period. This growth rate favorably compares with a comparable store sales increase of 3.6% for the first fiscal quarter of 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


REVENUES (CONTINUED)

FRANCHISE RELATED FEES

Franchise related fees for the first quarter ended April 30, 1999 of approximately $273,000 decreased 10.0% from franchise related fees of approximately $303,000 for the first quarter ended May 1, 1998. The year-over-year decrease reflects the Company's purchases throughout fiscal 1998 of 10 franchise stores, reducing the Company's royalties received on product sales from these former franchise stores. During the first fiscal quarter of 1999, the Company closed one franchise store, bringing the total to 45 franchise stores at the end of first fiscal quarter 1999 compared with 52 franchise stores at the end of first fiscal quarter 1998.

COSTS OF PRODUCTS SOLD AND OCCUPANCY COSTS

Cost of products sold and occupancy costs includes the direct cost of merchandise, plus handling and distribution, and certain occupancy costs. Cost of products sold and occupancy costs totaled $11.4 million or 69.5% of Company-owned stores sales for the first quarter ended April 30, 1999, as compared to $8.5 million or 69.3% of Company-owned stores sales for the first quarter ended May 1, 1998. The increase primarily reflects higher occupancy costs, resulting from the increased store base, partially offset by higher product margins.

STORE OPERATING EXPENSES

Store operating expenses include all costs incurred at the store level, such as advertising, credit card processing fees and store payroll. Store operating expenses for the first quarter ended April 30, 1999 were $4.7 million or 28.5% of Company-owned stores sales, as compared to $3.2 million or 26.1% of Company-owned stores sales for the comparable period in the prior year. The unfavorable variance reflects the Company's new store growth, and corresponding store labor expense increases, in addition to continued increases in hourly compensation due to tight labor markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include corporate administrative expense for Company-owned stores and expenses relating to franchising, primarily payroll, legal, travel and advertising. For the first quarter ended April 30, 1999, general and administrative expenses were $2.2 million or 13.5% of total revenues compared to $1.7 million or 13.7% of total revenues for the comparable period in the prior year. The dollar increase is primarily the result of higher payroll and benefit costs resulting from the addition of several corporate positions, necessary to support the Company's continued growth.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


INTEREST EXPENSE, NET

Interest expense, net of interest income, of approximately $216,000 or 1.3% of total revenues for the first quarter ended April 30, 1999, increased $189,000, over net interest expense for the first quarter ended May 1, 1998. The increase reflects the Company's borrowings under its revolving credit facility during the first three months of 1999 necessary to fund working capital requirements. The Company did not borrow under its revolving credit facility during the first three months of 1998. The Company expects interest expense to increase throughout the remainder of the year, primarily related to the anticipated issuance of $4 million of Convertible Subordinated Debentures, which will bear interest at 9%.

INCOME TAX BENEFIT

The Company's estimated annual effective income tax rate is 40% for 1999, unchanged from the first quarter 1998 estimated annual rate.

ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for ongoing operations, principally inventory and capital improvements to support the continued growth of new Company-owned stores as well as the remodeling or relocation of existing Company-owned stores. Our primary sources of liquidity have been:

    -    cash from operations

    -    payment terms from vendors

    -    borrowings under our revolving line of credit

    -    proceeds from financings such as our initial public offering

Our liquidity as measured by our working capital, was $5.2 million at April 30, 1999 and at January 29, 1999. The Company's current ratio was 1.3 to 1.0 at April 30, 1999 compared to 1.4 to 1.0 at January 29, 1999.

Merchandise inventories have increased approximately $2.7 million from the end of fiscal 1998, reflecting necessary purchases in order to support the new store base and for upcoming seasonal events. This inventory growth was more than fully funded by a $4.0 million increase in accounts payable.

Net cash provided by operations totaled approximately $407,000 for the first quarter ended April 30, 1999 compared to net cash used for operations of approximately $189,000 for the same period in 1998. The increase in cash flows from operations primarily reflects the increase in merchandise inventories and accounts payable related to new store growth, in addition to enhanced accounts payable leveraging.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used for investing activities was approximately $558,000 for the first quarter ended April 30, 1999 and $1.0 million for the first quarter ended May 1, 1998. These expenditures were primarily related to opening and remodeling existing Company-owned stores and upgrading our information systems.

During the first three months of fiscal 1999, we made capital expenditures of approximately $574,000, compared with approximately $816,000 of capital expenditures for the prior year comparable period. Capital expenditures in the first quarter of fiscal 1999 included approximately $121,000 of costs related to new stores. We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies. We anticipate that we will spend an aggregate of approximately $2.7 million on capital expenditures during fiscal 1999. If the number of Company-owned stores we plan to open in fiscal 1999 increases or decreases, this estimate may change accordingly. The number of Company-owned stores may vary from plan primarily based upon the availability of suitable locations on acceptable terms. These capital expenditures will be for new store openings, fixturing, remodeling or relocating existing stores, and information systems. We intend to continue to finance all of our new store fixtures and equipment with long-term capital leases, assuming availability and reasonable terms.

We anticipate opening up to ten Company-owned stores during fiscal 1999. In addition, we may seek to acquire existing stores from franchisees. At present, we have no agreement to acquire any franchise store. We expect that the average new store cost for Company-owned stores will be approximately $186,000. These expenditures include approximately $131,000 for fixtures and equipment, including point-of-sale equipment, and $55,000 for store inventory, net of accounts payable. Pre-opening expenses are expensed as incurred. We seek to lease sites for our Company-owned stores rather than own real estate. Typically we lease approximately 8,500 square feet for our Company-owned stores.

Out of our planned Company-owned stores to be opened in fiscal 1999, as of April 30, 1999, we have signed leases for five new locations. Most of these leases are for ten-year terms, with five-year renewal options.

Net cash provided by financing activities was approximately $878,000 for the first fiscal quarter of 1999 compared to net cash used for financing activities of $90,000 for the first fiscal quarter of 1998. The year-over-year increase reflects the net proceeds received during the first fiscal quarter of 1999 from the refinancing of our mortgage and the financing of our capital leases.

We expect to fund our operations, capital expenditures and the growth in our business, from cash generated from operations, available borrowing capacity under our replacement revolving credit facility and proceeds from our anticipated issuance of $4 million of Convertible Subordinated Debentures.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


IMPACT OF YEAR 2000

The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20", instead of the current "19."
If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, could affect the global economy. It is possible that our currently installed computer systems, software, or other business systems, or those systems of our suppliers, will not accept input of, store, or manipulate output dates for the years 2000 and beyond without error or manipulation.

STATE OF READINESS: We are actively engaged in the process of evaluating the status of our internal Information Technology ("IT") and non-IT systems for compliance with Year 2000 issues. We have hired an outside consultant to assist us with this process and to document our efforts and results regarding Year 2000 compliance in a Year 2000 depository to be maintained at our headquarters. We continue to solicit verification from our largest suppliers, as well as other business partners, that they are Year 2000 compliant. The majority of our exposure is in the readiness of third parties, where the situation is much less within our ability to predict or control. The first phase, evaluating our internal systems, is substantially complete. The second phase, evaluating third party systems, was commenced in the second quarter of fiscal 1998, and we expect to be substantially complete by mid-fiscal 1999. In addition, while we value our established relationships with our key suppliers, we are in the process of identifying secondary vendors in the event that certain of our business partners are delayed in achieving Year 2000 compliance. We monitor our progress in achieving Year 2000 compliance on a regular basis and regularly report our progress to our management and board of directors.

NON-IT SYSTEMS. We believe that the failure of any internal non-IT systems, e.g. alarms, telephone system, voicemail, access cards, locks, heating and cooling systems, etc., to be compliant for the Year 2000 would have little effect on our business, operations, or financial condition as a whole. We continue to review our non-IT systems, and will continue to take steps to modify, upgrade or replace non-IT systems as necessary to be Year 2000 compliant. We do not anticipate that expenses for these replacements or conversions will be material. We believe that any additional modifications or replacements will not have a material impact on our business, operations, or financial condition.

MAJOR IT SYSTEMS. During 1998 and 1997, we upgraded or replaced our mission critical data processing system, which controls our financial records, inventory management and purchasing. We believe that these systems will function properly with respect to dates in the Year 2000 and beyond. We have received certification from many of our hardware and software suppliers of the upgraded or replaced systems that the systems should function correctly in Year 2000 and beyond. We are in the process of testing the certification received from our hardware and software suppliers, which should be completed by third quarter 1999. We are in the process of upgrading our cash registers and personal computers as necessary, in order to achieve Year 2000 compliance. All registers that are not Year 2000 compliant will be upgraded by December 31, 1999. We believe that any additional modifications or replacements will not have a material impact on our business, operations or financial condition.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


IMPACT OF YEAR 2000 (CONTINUED)

THIRD PARTY SYSTEMS. We have been in contact with our major suppliers and service providers to understand their state of Year 2000 readiness. We have asked our major suppliers and service providers to complete a survey on their state of Year 2000 readiness, and we are assessing how this could hurt us. A supplier's failure to be Year 2000 compliant may interrupt the flow of products to our stores for sale. Depending on how long product supply to our stores is interrupted, our business could suffer. Multiple sources of product supply available to us, however, lessen this concern. We may also experience some inconvenience if one or more of our utility providers are not Year 2000 compliant. Even if utility providers are not able to provide electricity, water, heat, etc., to our stores following January 1, 2000, we will still attempt to open all stores. If a utility failure would continue for more than several days, the result could decrease our revenues, earnings and cash flow.

COSTS TO ADDRESS YEAR 2000 ISSUES. To date, our costs associated with Year 2000 readiness have been immaterial. We expect that any additional costs of being Year 2000 compliant will also be immaterial.

RISKS TO THE COMPANY FOR YEAR 2000 ISSUES. Some risks associated with the Year 2000 problem are beyond our ability to control, including the extent to which our suppliers and service providers can address their Year 2000 problems. We cannot estimate, therefore, the impact on us if third parties are not Year 2000 compliant. The failure by a supplier to adequately address the Year 2000 issue could hurt the supplier and disrupt our business. Our most likely worst case Year 2000 scenario is if one or more of our stores does not have power, heat or water. The stores affected could still open for business, however, using a cash box to make sales and flashlights to provide light.

CONTINGENCY PLANS. We expect to develop a formal contingency plan related to the Year 2000 problem upon further identification and assessment of all of our risks.

The costs of our Year 2000 compliance programs and the timetable on which we plan to complete these programs are based on our best estimates, and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue, and in particular the uncertainty regarding the compliance programs of third parties, these estimates may not be achieved, and our actual results could be significantly different from those anticipated.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION
                                    (CONTINUED)


FINANCING

On April 8, 1999, we refinanced our corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest at 7.125% per year, through May 2009. This note is secured by a first mortgage on our corporate headquarters.

On June 7, 1999, we obtained a $15 million three-year revolving line of credit facility with BankBoston Retail Finance for general working capital purposes, that replaced our previous $7.5 million credit facility. Borrowings outstanding under the new line of credit bear interest, at a variable rate and are secured by substantially all of our assets. The agreement with respect to the credit facility contains covenants, which require us to satisfy certain financial tests, and restrictions on our ability to pay dividends.

Subsequent to first quarter 1999, we filed a Registration Statement with the SEC for the public sale of a new issue of an aggregate principal amount of $4 million of Convertible Subordinated Debentures due 2005. Proceeds from the issuance will be used to develop and implement an Internet website for the sale of party supplies and paper goods, to repay indebtedness and for other general corporate purposes.

INFLATION

We believe that inflation has not had a material impact upon our historical operating results, and do not expect it to have such an impact in the future. There can be no assurance the our business will not be affected by inflation in the future.

FORWARD-LOOKING INFORMATION

This report contains certain statements of a forward-looking nature relating to future events or our future performance. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and us. When used in this report, the words "expects," "believes," "anticipates," "estimates," "intends," and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause actual events or results to differ materially from those projected. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. We assume no obligation to update these forward-looking statements publicly for any reason. Actual results could differ materially form those anticipated in these forward-looking statements, even if new information becomes available or other events occur in the future.

                            PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   EXHIBITS:

               Exhibit 27 - Financial Data Schedule


          b.   REPORTS ON FORM 8-K:

               Registrant did not file any reports on Form 8-K during the quarter ended April 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PAPER WAREHOUSE, INC.

Date:  June 14, 1999

                              By: /s/ Yale T. Dolginow
                              ----------------------------------------
                              Name: Yale T. Dolginow
                              Title: President and Chief Executive Officer


                              By: /s/ Cheryl W. Newell
                              ----------------------------------------
                              Name: Cheryl W. Newell
                              Title: Chief Financial Officer
                              (Principal Financial Officer)


                              By: /s/ Diana G. Purcel
                              ----------------------------------------
                              Name: Diana G. Purcel
                              Title: Controller
                              (Principal Accounting Officer)

                                    EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION                   LOCATION
-----------                   -----------                   ---------
27                       Financial Data Schedule       File herewith, electronically
