Form 10-Q
period 1999-07-30
PAPER WAREHOUSE INC
filed 1999-09-13
CIK 934509

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]


On September 13, 1999, there were 4,627,936 shares of Common Stock, $.01 par value, of Paper Warehouse, Inc. outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      PAPER WAREHOUSE, INC. AND SUBSIDIARY

                                      INDEX

PART I.      FINANCIAL INFORMATION                                                PAGE
                                                                                  ----
             Item 1: Financial Statements

                     Consolidated Balance Sheets
                     as of July 30, 1999 and January 29, 1999                      1

                     Consolidated Statements of Operations
                     for the Three and Six Months ended July 30, 1999
                     and July 31, 1998                                             2

                     Consolidated Statements of Cash Flows
                     for the Six Months ended July 30, 1999
                     and July 31, 1998                                             3

                     Notes to Consolidated Financial Statements                   4-7

             Item 2: Management's Discussion and Analysis of
                     Results of Operations and Financial Condition                8-15

             Item 3: Quantitative and Qualitative Disclosures about Market Risk    16

PART II.     OTHER INFORMATION

             Item 4: Submission of Matters to a Vote of Security Holders           17

             Item 6: Exhibits and Reports on Form 8-K                              18

                     Signatures                                                    19

                      PAPER WAREHOUSE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                        July 30,            January 29,
                                                                                          1999                 1999
                                                                                    ----------------     -----------------
ASSETS                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents................................................            $ 1,369,997           $    64,507
   Merchandise inventories, net.............................................             19,655,900            16,302,070
   Accounts receivable......................................................                468,939             1,105,262
   Prepaid expenses and other current assets................................              2,017,539               613,584
                                                                                    ----------------     -----------------
         Total current assets...............................................             23,512,375            18,085,423

   Property and equipment, net..............................................             10,319,396             9,976,450
   Other assets, net........................................................              2,249,831             1,466,613
                                                                                    ----------------     -----------------
           Total assets.....................................................            $36,081,602           $29,528,486
                                                                                    ================     =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable - line of credit............................................            $ 5,945,801           $ 6,850,000
   Current maturities of long-term debt.....................................                136,776               151,993
   Current maturities of capital lease obligations..........................                532,272               308,566
   Accounts payable.........................................................              7,045,375             4,390,525
   Accrued liabilities......................................................              1,798,886             1,172,056
                                                                                    ----------------     -----------------
         Total current liabilities..........................................             15,459,110            12,873,140

Convertible subordinated debentures.........................................              4,000,000                   ---
Long-term debt, less current maturities.....................................              1,069,718               861,827
Capital lease obligations, less current maturities..........................              1,289,556               635,204
Deferred rent credits.......................................................              1,289,424             1,068,331
                                                                                    ----------------     -----------------
           Total liabilities................................................             23,107,808            15,438,502

Stockholders' equity:
  Serial preferred stock, $.01 par value; 10,000,000 shares authorized;
      none issued or outstanding............................................                    ---                   ---
  Common stock, $.01 par value;  40,000,000 shares authorized;
      4,627,936 shares issued and outstanding...............................                 46,279                46,279
  Additional paid-in capital................................................             13,833,442            13,833,442
  Accumulated (deficit) earnings............................................               (905,927)              210,263
                                                                                    ----------------     -----------------
         Total stockholders' equity.........................................             12,973,794            14,089,984
                                                                                    ----------------     -----------------

           Total liabilities and stockholders' equity.......................            $36,081,602           $29,528,486
                                                                                    ================     =================


See accompanying notes to consolidated financial statements.

                      PAPER WAREHOUSE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                Three Months Ended                     Six Months Ended
                                                         ----------------------------------    ----------------------------------
                                                            July 30,           July 31,           July 30,           July 31,
                                                              1999               1998               1999               1998
                                                         ---------------    ---------------    ---------------    ---------------
Revenues:
  Company-owned stores................................     $ 19,618,089        $14,748,314       $ 36,037,661        $26,940,573
  Franchise related fees..............................          303,455            324,789            576,312            627,974
                                                         ---------------    ---------------    ---------------    ---------------
       Total revenues.................................       19,921,544         15,073,103         36,613,973         27,568,547

Costs and expenses:
  Costs of products sold and occupancy costs..........       13,115,318          9,831,377         24,522,163         18,286,104
  Store operating expenses............................        4,051,571          2,880,677          8,725,461          6,067,640
  General and administrative expenses.................        2,640,362          1,969,715          4,903,988          3,687,550
                                                         ---------------    ---------------    ---------------    ---------------
       Total costs and expenses.......................       19,807,251         14,681,769         38,151,612         28,041,294

       Operating income (loss)........................          114,293            391,334         (1,537,639)          (472,747)

  Interest expense, net...............................         (231,675)           (35,885)          (447,715)           (62,971)
  Other income........................................          285,970             10,200            302,583             21,195
                                                         ---------------    ---------------    ---------------    ---------------

  Income (loss) before income taxes and
      cumulative effect of accounting change..........          168,588            365,649         (1,682,771)          (514,523)

  Income tax (expense) benefit........................          (67,439)          (146,260)           675,087            205,809
                                                         ---------------    ---------------    ---------------    ---------------

  Net income (loss) before cumulative effect of
      accounting change...............................          101,149            219,389         (1,007,684)          (308,714)
                                                         ---------------    ---------------    ---------------    ---------------

  Cumulative effect of accounting change, net (Note 2)              ---                ---           (108,506)               ---
                                                         ---------------    ---------------    ---------------    ---------------

       Net income (loss)..............................     $    101,149        $   219,389       $ (1,116,190)       $  (308,714)
                                                         ===============    ===============    ===============    ===============


       Basic weighted average shares outstanding......        4,627,936          4,557,187          4,627,936          4,557,187
                                                         ===============    ===============    ===============    ===============

       Basic net income (loss) per share before
            cumulative effect of accounting change....     $        .02        $       .05       $       (.22)       $      (.07)

       Cumulative effect of accounting change.........              ---                ---               (.02)               ---
                                                         ---------------    ---------------    ---------------    ---------------

       Basic net income (loss) per share..............     $        .02        $       .05       $       (.24)       $      (.07)
                                                         ===============    ===============    ===============    ===============

       Diluted weighted average shares outstanding....        5,315,963          4,557,187          4,627,936          4,557,187
                                                         ===============    ===============    ===============    ===============

       Diluted net income (loss) per share before
            cumulative effect of accounting change....     $        .02        $       .05       $       (.22)       $      (.07)

       Cumulative effect of accounting change.........              ---                ---               (.02)               ---
                                                         ---------------    ---------------    ---------------    ---------------

       Diluted net income (loss) per share............     $        .02        $       .05       $       (.24)       $      (.07)
                                                         ===============    ===============    ===============    ===============

    See accompanying notes to consolidated financial statements.

                      PAPER WAREHOUSE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                               ------------------------------------
                                                                                  July 30,             July 31,
                                                                                    1999                 1998
                                                                               ---------------      ---------------
OPERATING ACTIVITIES:
Net loss.............................................................           $ (1,116,190)          $ (308,714)
Adjustments to reconcile net loss to net cash used for operations:
     Depreciation and amortization...................................              1,094,438              780,248
     Gain on sale of property and equipment..........................                 (1,414)                (198)
     Deferred taxes..................................................               (745,444)            (205,809)
     Other noncash items affecting earnings..........................                200,114                  ---
Changes in operating assets and liabilities, net of the effect of the purchase of assets of a business:
     Accounts receivable.............................................                636,323              110,016
     Prepaid expenses and other current assets.......................               (658,511)            (578,599)
     Merchandise inventories, net....................................             (3,353,830)          (1,665,597)
     Accounts payable................................................              2,654,850            1,631,713
     Accrued liabilities.............................................                631,994              210,676
     Deferred rent credits...........................................                215,929             (114,693)
                                                                              ---------------      ---------------
       Net cash used for operations..................................               (441,741)            (140,957)
                                                                              ---------------      ---------------
INVESTING ACTIVITIES:
Purchase of assets of a business.....................................                    ---             (626,447)
Proceeds from sale of property and equipment.........................                 16,700                4,991
Net purchases of property and equipment..............................             (1,429,470)          (1,817,163)
Other assets, net of effect of asset acquisition.....................                    ---              (78,216)
                                                                              ---------------      ---------------
       Net cash used for investing activities........................             (1,412,770)          (2,516,835)
                                                                              ---------------      ---------------
FINANCING ACTIVITIES:
Proceeds from convertible subordinated debentures....................              4,000,000                  ---
Net (payments on) proceeds from  notes payable.......................               (904,199)             964,162
Proceeds from refinancing of mortgage................................              1,100,000                  ---
Principal payments on long-term debt.................................               (907,326)             (10,982)
Payment of debt issuance costs.......................................             (1,006,532)                 ---
Net proceeds from (payments on) financing of property
   and equipment.....................................................                878,058              (65,356)
                                                                              ---------------      ---------------
       Net cash provided by financing activities.....................              3,160,001              887,824
                                                                              ---------------      ---------------
       Net increase (decrease) in cash and cash equivalents..........              1,305,490           (1,769,968)

Cash and cash equivalents, beginning of period.......................                 64,507            2,059,737
                                                                              ---------------      ---------------
Cash and cash equivalents, end of period.............................           $  1,369,997           $  289,769
                                                                              ===============      ===============
SUPPLEMENTAL CASH FLOW INFORMATION:

         Interest paid during the period.............................           $    396,532           $   71,173
         Income taxes paid during the period.........................                    ---                  ---
                                                                              ===============      ===============


         See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     Paper Warehouse, Inc. ("the Company") is a growing chain of retail stores specializing in party supplies and paper goods, operating under the names "Paper Warehouse" and "Party Universe." At July 30, 1999, the Company had a total of 143 stores, consisting of 97 company-owned stores and 46 franchise stores, operating in 24 states. The Company sells Paper Warehouse franchises through its wholly-owned subsidiary, Paper Warehouse Franchising, Inc.


     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the Rules and Regulations of the Securities and Exchange Commission ("SEC"), and represent the consolidated financial statements of Paper Warehouse, Inc. and Paper Warehouse Franchising, Inc. as of July 30, 1999 and July 31, 1998 and for the three and six-month periods then ended. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders and its Form 10-K filed with the SEC.

     Due to the seasonality of the Company's business, revenues and operating results for the three and six months ended July 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)  ACCOUNTING CHANGE

     The Company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities" during first quarter 1999. This SOP requires that costs of start-up activities and organization costs be expensed as incurred. Prior to the adoption of SOP No. 98-5, the Company's policy was to capitalize lease acquisition fees and amortize them over the related lease term using the straight-line method. The net impact of the change of approximately $109,000 or $.02 per share, is shown as a cumulative effect of accounting change in the Consolidated Statement of Operations for the six months ended July 30, 1999.

(3)  EARNINGS PER COMMON SHARE

     Basic earnings per common share ("EPS") is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted EPS assumes conversions of potentially dilutive shares of common stock outstanding during the applicable periods. Potential dilutive shares of common stock for the Company include stock options which have been granted to employees and outside directors, the Company's outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of the convertible debenture offering.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(3)      EARNINGS PER COMMON SHARE (CONTINUED)

The components of basic and diluted EPS for the three and six-month periods ended July 30, 1999 and July 31, 1998 are as follows:


                                                             Three Months Ended                     Six Months Ended
                                                      ----------------------------------    ----------------------------------
                                                         July 30,            July 31,           July 30,           July 31,
Basic and diluted EPS:                                    1999                1998               1999               1998
                                                      --------------     ---------------    ---------------    ---------------
Basic EPS:
  Net income (loss) before cumulative effect
     of accounting change..........................       $ 101,149           $ 219,389       $ (1,007,684)         $(308,714)
  Cumulative effect of accounting change, net......             ---                 ---           (108,506)               ---
                                                      --------------     ---------------    ---------------    ---------------
  Net income (loss)................................       $ 101,149           $ 219,389       $ (1,116,190)        $ (308,714)
                                                      --------------     ---------------    ---------------    ---------------

  Weighted average shares outstanding..............       4,627,936           4,557,187          4,627,936          4,557,187

  Basic EPS before cumulative effect of
     accounting change.............................       $     .02           $     .05       $       (.22)        $     (.07)
  Cumulative effect of accounting change, net......             ---                 ---               (.02)               ---
                                                      ==============     ===============    ===============    ===============
  Basic EPS .......................................       $     .02           $     .05       $       (.24)        $     (.07)
                                                      ==============     ===============    ===============    ===============


Diluted EPS:
  Net income (loss) before cumulative effect
     of accounting change..........................       $ 101,149           $ 219,389       $ (1,007,684)        $ (308,714)
  Impact of assumed conversions....................          13,187                 ---                ---                ---
                                                      --------------     ---------------    ---------------    ---------------
  Net income (loss) before cumulative effect
     of accounting change plus assumed conversions.         114,336             219,389         (1,007,684)          (308,714)
  Cumulative effect of accounting change, net......             ---                 ---           (108,506)               ---
                                                      --------------     ---------------    ---------------    ---------------
  Net income (loss)................................       $ 114,336           $ 219,389       $ (1,116,190)        $ (308,714)
                                                      --------------     ---------------    ---------------    ---------------

  Weighted average shares outstanding..............       4,627,936           4,557,187          4,627,936          4,557,187
  Assumed conversions of:
     Stock options.................................           2,313                 ---                ---                ---
     Convertible subordinated debentures...........         685,714                 ---                ---                ---
                                                      --------------     ---------------    ---------------    ---------------
  Adjusted weighted average shares outstanding.....       5,315,963           4,557,187          4,627,936          4,557,187
                                                      ==============     ===============    ===============    ===============

  Diluted EPS before cumulative effect of
     accounting change.............................       $     .02           $     .05       $       (.22)        $     (.07)
  Cumulative effect of accounting change, net......             ---                 ---               (.02)               ---
                                                      --------------     ---------------    ---------------    ---------------
  Diluted EPS .....................................       $     .02           $     .05       $       (.24)        $     (.07)
                                                      ==============     ===============    ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(4)  FINANCING ARRANGEMENTS

     On April 8, 1999, the Company refinanced its corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest at 7.125%, through May 2009. The note is secured by a first mortgage on the Company's office headquarters.

     On June 7, 1999, the Company obtained a $15 million three-year revolving line of credit facility for general working capital purposes, that replaced its previous $7.5 million facility. Borrowings outstanding under the new line of credit bear interest, at a variable rate and are secured by substantially all of the assets of the Company. At July 30, 1999, the Company had borrowings outstanding of approximately $5.9 million under this revolving line of credit facility. The agreement with respect to the credit facility contains covenants, which require the Company to satisfy certain financial tests, and restrictions on the Company's ability to pay dividends. The Company was in compliance with such covenants at July 30, 1999. The Company's agreement requires the use of all cash receipts to pay down its indebtedness and includes various covenants, which if violated, could accelerate the maturity of the debt. Accordingly, borrowings outstanding under the revolving credit facility are classified as a current liability in the Company's consolidated balance sheet.

     During second quarter 1999, the Company filed a Registration Statement with the SEC for the public sale of a new issue of an aggregate principal amount of $4 million of convertible subordinated debentures due 2005. The Company received net proceeds of approximately $3.2 million from the issuance that have been used to develop and implement an Internet website for the sale of party supplies and paper goods, to repay indebtedness and for other general corporate purposes.

(5)  COMMON STOCK AND STOCK OPTION TRANSACTIONS

     At the Company's annual meeting of shareholders which took place on June 11, 1999, the shareholders approved an amendment to the Company's 1997 Stock Option and Compensation Plan to increase the number of shares available for issuance to 1,025,000, to add non-employee directors, consultants and independent contractors to the class of persons eligible to receive awards under the Plan and to amend the provisions regarding the Board's ability to amend the Plan without shareholder approval.

     During the first six months of 1999, the Company granted options to selected management of the Company to purchase 17,100 shares of the Company's Common Stock at a range of $1.75 to $2.75 per share. The options vest over three years and expire 10 years from the date of grant.

(6)  SUBSEQUENT EVENT - INCORPORATION OF WHOLLY-OWNED SUBSIDIARY

     Subsequent to the quarter end, the Company incorporated PartySmart.com, Inc., as a wholly-owned subsidiary. PartySmart.com, Inc. will have a storefront on the Web, selling selected party supplies and paper goods over the Internet, and is expected to be operational during the third quarter of 1999. The Company has incurred costs of approximately $450,000 during the second quarter and first six months of 1999 related to its Internet venture. In recording these expenses, the Company has followed the guidance as prescribed by SOP 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use," as well the guidance prescribed by SOP 98-5. Accordingly, approximately $212,000 of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(6)  SUBSEQUENT EVENT - INCORPORATION OF WHOLLY-OWNED SUBSIDIARY (Continued)

     capitalizable costs are reflected in Property and Equipment in the Company's consolidated balance sheet at July 30, 1999 and the remaining $238,000 is reflected in general and administrative expenses in the Company's consolidated statement of operations for the three and six-month periods ended July 30, 1999.


(7) RECLASSIFICATIONS
    Certain prior year amounts have been reclassified to conform to the current year presentation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


OVERVIEW

We are a growing chain of retail stores specializing in party supplies and paper goods operating under the names PAPER WAREHOUSE and PARTY UNIVERSE and a virtual retailer operating under the name PARTYSMART.COM. Two members of our current management team purchased the business in 1986 and incorporated it in Minnesota in 1987. At the time of the acquisition, we consisted of three stores located in the Minneapolis/St. Paul metropolitan area. In 1987, we began granting franchises. Over the past 12 years, we have grown to a total of 143 stores, including 97 Company-owned stores and 46 franchise stores throughout 24 states. In growing the number of Company-owned stores, our management has employed a strategy of clustering stores in our principal markets to provide our customers with convenient store locations, expand our total market share and achieve favorable economies of scale.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

The Company reported net income of approximately $101,000 or $.02 per share, for the second quarter ended July 30, 1999, compared to net income of approximately $219,000, or $.05 per share for the second quarter ended July 31, 1998. The Company reported a net loss of $1.1 million, or ($.24) per share year-to-date, compared to a net loss of $309,000, or ($.07) per share for the prior-year comparable period. The principal reasons for the year-to-date loss in the first half of fiscal 1999 were the seasonality of revenues in addition to the large number of stores opened in the past nine months which have expenses without a fully established revenue base. The net loss for the first half of 1999 included the net impact of a cumulative effect of accounting change of approximately $109,000 ($.02 per share) from the adoption in the first quarter of a newly issued accounting pronouncement. Additionally, approximately $238,000 of the loss ($.03 per share) reflects startup costs associated with the Company's Internet business.

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

Franchise revenues consist of royalties received on sales, generally 4% of the store's sales and initial franchise fees. We recognize initial franchise fees when a franchisee signs a lease for the store, which is at the time we have substantially performed all of our services.

COMPANY-OWNED STORES SALES

During the second quarter ended July 30, 1999, the Company opened two new Company-owned stores, and closed two Company-owned stores, keeping the total at 97 as of July 30, 1999, compared to 78 at the end of the second fiscal quarter of 1998. During the first six months of 1999, the Company opened three new Company-owned stores, and closed three Company-owned stores. For the second quarter, comparable store sales increased 7.9% over the prior-year comparable period. This growth rate favorably compares with a comparable store sales

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


REVENUES (CONTINUED)

COMPANY-OWNED STORES SALES (CONTINUED)

increase of 0.4% for the second fiscal quarter of 1998. For the first six months of 1999, comparable store sales increased 6.3%.

FRANCHISE RELATED FEES

Franchise related fees for the second quarter ended July 30, 1999 of approximately $303,000 decreased 6.6% from franchise related fees of approximately $325,000 for the second quarter ended July 31, 1998. For the first six months of 1999, franchise related fees of approximately $576,000 decreased 8.2% from franchise related fees of approximately $628,000 for the prior-year comparable period. The year-over-year decrease reflects the Company's purchases throughout fiscal 1998 of 10 franchise stores, reducing the Company's royalties received on product sales from these former franchise stores. During the second fiscal quarter of 1999, one franchise store was opened, bringing the total to 46 franchise stores at the end of second fiscal quarter 1999 compared with 51 franchise stores at the end of second quarter 1998. During the first six months of 1999, one franchise store was opened and one franchise store was closed.

COSTS OF PRODUCTS SOLD AND OCCUPANCY COSTS

Cost of products sold and occupancy costs includes the direct cost of merchandise, plus handling and distribution, and certain occupancy costs. Cost of products sold and occupancy costs totaled $13.1 million or 66.9% of Company-owned stores sales for the second quarter ended July 30, 1999, as compared to $9.8 million or 66.7% of Company-owned stores sales for the second quarter ended July 31, 1998. Cost of products sold and occupancy costs totaled $24.5 million or 68.0% of Company-owned stores sales for the first six months of 1999, compared with $18.3 million or 67.9% of Company-owned stores sales for the first half of fiscal 1998. The increase in this expense category primarily reflects higher occupancy costs, resulting from the increased store base, partially offset by higher product margins.

STORE OPERATING EXPENSES

Store operating expenses include all costs incurred at the store level, such as advertising, credit card processing fees and store payroll. Store operating expenses for the second quarter ended July 30, 1999 were $4.1 million or 20.7% of Company-owned stores sales, as compared to $2.9 million or 19.5% of Company-owned stores sales for the comparable period in the prior year. On a year-to-date basis, store operating expenses were $8.7 million or 24.2% of Company-owned stores sales, as compared to $6.1 million or 22.5% of Company-owned stores sales for the first half of fiscal 1998. The increase over prior year reflects the Company's new store growth, including corresponding store labor expense increases, in addition to continued increases in hourly compensation due to tight labor markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include corporate administrative expense for Company-owned stores, expenses relating to franchising, primarily payroll, legal, travel and advertising and non-capitalizable costs associated with PartySmart.com.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED)

For the second quarter ended July 30, 1999, general and administrative expenses were $2.6 million or 13.3% of total revenues compared to $2.0 million or 13.1% of total revenues for the comparable period in the prior year. For the first half of fiscal 1999, general and administrative expenses were $4.9 million, or 13.4% of total revenues as compared to $3.7 million for the prior-year comparable period, which was also 13.4% of total revenues.

The dollar increase is primarily the result of higher payroll and benefit costs resulting from the addition of several corporate positions necessary to support the Company's continued growth. The year-over-year increase also reflects approximately $238,000 of start-up costs incurred during the second quarter of fiscal 1999 associated with our Internet strategy. Over the next twelve-months, the Company expects general and administrative expenses to increase resulting from the startup and operational costs of PartySmart.com. In the aggregate, these expenses are also expected to increase as a percentage of total revenues, reflecting the increased costs from the new strategy against an immature revenue base.

INTEREST EXPENSE, NET

Interest expense, net of interest income, of approximately $232,000 or 1.2% of total revenues for the second quarter ended July 30, 1999, increased $196,000, over net interest expense for the second quarter ended July 31, 1998. On a year-to-date basis, net interest expense of approximately $448,000 or 1.2% of total revenues for the first half of 1999 compared to net interest expense of $63,000 or 0.2% of total revenues for the prior-year comparable period. The increase over prior year reflects the Company's borrowings under its revolving credit facility during the first six months of 1999 necessary to fund working capital requirements in addition to the amortization of the deferred financing costs related to its financing activities occurring during the first half of 1999. In comparison, the Company did not borrow under its revolving credit facility during the first five months of fiscal 1998. The Company expects interest expense to increase throughout the remainder of the year, primarily related to a higher level of borrowings necessary to support the increased store base during the upcoming peak season in addition to the issuance during the second quarter of 1999 of $4 million of convertible subordinated debentures, bearing interest at 9%.

OTHER INCOME

During the second quarter of 1999, the Company received approximately $250,000 from one of its landlords as consideration for terminating the lease on one of its stores. This fee is reflected in other income in the Company's consolidated statements of operations for the three and six months ended July 30, 1999.

INCOME TAX (EXPENSE) BENEFIT

The Company's estimated annual effective income tax rate is 40% for 1999, unchanged from the second quarter 1998 estimated annual rate.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for ongoing operations, principally inventory and capital improvements to support the continued growth of new Company-owned stores as well as the remodeling or relocation of existing Company-owned stores. Our primary sources of liquidity have been:

- borrowings under our revolving line of credit

- proceeds from financings such as our initial public offering and our public sale of our convertible subordinated debentures

- payment terms from vendors

- cash from operations

Our liquidity as measured by our working capital, was $8.1 million at July 30, 1999 compared to $5.2 million at January 29, 1999 and $7.5 million at July 31, 1998. The Company's current ratio was 1.5 to 1.0 at July 30, 1999 compared to 1.4 to 1.0 at January 29, 1999 and 2.0 to 1.0 at July 31, 1998. The decrease in the current ratio from the prior year primarily reflects the increase in liabilities resulting from the issuance of $4.0 million of subordinated debentures.

Merchandise inventories have increased approximately $3.4 million from the end of fiscal 1998, reflecting necessary purchases for upcoming seasonal events. This inventory growth was partially funded by a $2.7 million increase in accounts payable.

Net cash used for operations totaled approximately $442,000 for the first six months ended July 30, 1999 compared to net cash used for operations of approximately $141,000 for the same period in 1998. The increase in net cash used for operations primarily reflects the increase in merchandise inventories and accounts payable related to new store growth.

Net cash used for investing activities was approximately $1.4 million for the first six months ended July 30, 1999 and $2.5 million for the first six months ended July 31, 1998. These expenditures during the first half of 1999 were related to opening and remodeling existing Company-owned stores, upgrading our information systems and building the necessary infrastructure to support our Internet strategy.

During the first six months of fiscal 1999, we made capital expenditures of approximately $1.4 million, compared with approximately $1.8 million of capital expenditures for the prior year-comparable period. Capital expenditures in the first half of fiscal 1999 included approximately $354,000 of costs related to new stores. We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies. We anticipate that we will spend an aggregate of approximately $2.7 million on capital expenditures during fiscal 1999. If the number of Company-owned stores we plan to open in fiscal 1999 increases or decreases, this estimate may change accordingly. The number

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

of Company-owned stores may vary from plan primarily based upon the availability of suitable locations on acceptable terms. These capital expenditures will be for new store openings, fixturing, remodeling or relocating existing stores, and information systems. We intend to finance our new store fixtures and equipment with long-term capital leases, assuming availability and reasonable terms.

We have opened three Company-owned stores to date, and anticipate opening up to seven more Company-owned stores during fiscal 1999. In addition, we may seek to acquire existing stores from franchisees. At present, we have no agreement to acquire any franchise store. We expect that the average new store cost for Company-owned stores will be approximately $186,000. These expenditures include approximately $131,000 for fixtures and equipment, including point-of-sale equipment, and $55,000 for store inventory, net of accounts payable. Pre-opening expenses are expensed as incurred. We seek to lease sites for our Company-owned stores rather than own real estate. Typically we lease approximately 8,500 square feet for our Company-owned stores.

Out of our remaining planned Company-owned stores to be opened in fiscal 1999, as of July 30, 1999, we had signed leases for three new locations. Two additional leases were signed subsequent to the quarter end. Most of these leases are for ten-year terms, with five-year renewal options.

Net cash provided by financing activities was approximately $3.2 million for the first six months of 1999 compared to net cash provided by financing activities of $888,000 for the first half of 1998. The year-over-year increase reflects the net proceeds received during the first six months of 1999 from the public offering of $4 million of convertible subordinated debentures, the refinancing of our mortgage and the financing of property and equipment.

We expect to fund our operations, capital expenditures and the growth in our Company-owned stores, as well as our Internet business, from the following sources:

- available borrowing capacity under our revolving credit facility

- cash generated from operations

- the financing of property and equipment under long-term leases

- proceeds received in July 1999 from our offering of $4 million of convertible subordinated debentures

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


IMPACT OF YEAR 2000 (CONTINUED)

STATE OF READINESS. We are actively engaged in the process of evaluating the status of our internal Information Technology ("IT") and non-IT systems for compliance with Year 2000 issues. We have hired an outside consultant to assist us with this process and to document our efforts and results regarding Year 2000 compliance in a Year 2000 depository maintained at our headquarters. We continue to solicit, and receive, verification from our largest suppliers, as well as other business partners, that they are Year 2000 compliant. The majority of our exposure is in the readiness of third parties, where the situation is much less within our ability to predict or control. The first phase, evaluating our internal systems, is substantially complete. The second phase, evaluating third-party systems, was commenced in the second quarter of fiscal 1998, and we expect to be substantially complete by the end of the third quarter of fiscal 1999. In addition, while we value our established relationships with our key suppliers, we are in the process of identifying secondary vendors in the event that certain of our business partners are delayed in achieving Year 2000 compliance. We monitor our progress in achieving Year 2000 compliance on a regular basis and regularly report our progress to our management and board of directors.

NON-IT SYSTEMS. We believe that the failure of any internal non-IT systems, e.g. alarms, telephone system, voicemail, access cards, locks, heating and cooling systems, etc., to be compliant for the Year 2000 would have little effect on our business, operations, or financial condition as a whole. We continue to review our non-IT systems, and will continue to take steps to modify, upgrade or replace non-IT systems as necessary to be Year 2000 compliant. The Corporate office and the cross-dock facility have completed their upgrades and are Year 2000 compliant, while twenty-five store locations are scheduled to receive alarm upgrades within the next two months in order to make their systems compliant. We do not anticipate that expenses for these replacements or conversions will be material. We believe that any additional modifications or replacements will not have a material impact on our business, operations, or financial condition.

MAJOR IT SYSTEMS. During 1998 and 1997, we upgraded or replaced our mission critical data processing system, which controls our financial records, inventory management and purchasing. We believe that these systems will function properly with respect to dates in the Year 2000 and beyond. We have received certification from many of our hardware and software suppliers of the upgraded or replaced systems that the systems should function correctly in Year 2000 and beyond. We are in the process of testing the certification received from our hardware and software suppliers, which should be completed by the end of the third quarter of fiscal 1999.

We have completed upgrading our cash registers in order to achieve Year 2000 compliance. We have completed upgrading or replacing all applicable personal computers and expect the remaining file server to be upgraded during third quarter. We believe that any additional modifications or replacements will not have a material impact on our business, operations or financial condition.

THIRD-PARTY SYSTEMS. We have been in contact with our major suppliers and service providers to understand their state of Year 2000 readiness. We have asked our major suppliers and service providers to complete a survey on their state of Year 2000 readiness, and we are assessing how this could affect us. A supplier's failure to be Year 2000 compliant may interrupt the flow of products to our stores for sale. Depending on how long product supply to our stores is interrupted, our business could suffer. Multiple sources of product supply available to us, however, lessen this concern.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


IMPACT OF YEAR 2000 (CONTINUED)

To date, we have received responses from 12 of our top 13 vendors to their state of readiness, and each of these vendors confirmed that they are either currently Year 2000 compliant or will be by December 31, 1999. We may also experience some inconvenience if one or more of our utility providers are not Year 2000 compliant. Even if utility providers are not able to provide electricity, water, heat, etc., to our stores following January 1, 2000, we will still attempt to open all stores. If a utility failure would continue for more than several days, the result could decrease our revenues, earnings and cash flow.

COSTS TO ADDRESS YEAR 2000 ISSUES. In the aggregate, we expect the total incurred and anticipated costs associated with achieving Year 2000 readiness to be less than $200,000.

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

CONTINGENCY PLANS. We have begun, and expect to further develop a formal contingency plan related to the Year 2000 problem upon additional identification and assessment of all of our risks.

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

FINANCING

On April 8, 1999, we refinanced our corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest at 7.125%, through May 2009. The note is secured by a first mortgage on our office headquarters.

On June 7, 1999, we obtained a $15 million three-year revolving line of credit facility for general working capital purposes, that replaced our previous $7.5 million facility. Borrowings outstanding under the new line of credit bear interest, at a variable rate and are secured by substantially all of our assets. At July 30, 1999, we had borrowings outstanding of approximately $5.9 million under this revolving line of credit facility. The agreement with respect to the credit facility contains covenants, which require us to satisfy certain financial tests, and restrictions on our ability to pay dividends. We were in compliance with such covenants at July 30, 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


FINANCING (CONTINUED)

During second quarter 1999, we filed a Registration Statement with the SEC for the public sale of a new issue of an aggregate principal amount of $4 million of convertible subordinated debentures due 2005. We received net proceeds of approximately $3.2 million from the issuance which have been used to develop and implement an internet website for the sale of party supplies and paper goods, to repay indebtedness and for other general corporate purposes.

INFLATION

We believe that inflation has not had a material impact upon our historical operating results, and do not expect it to have such an impact in the future. There can be no assurance that our business will not be affected by inflation in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In addition to other sources of liquidity, we have utilized a combination of fixed rate and floating rate debt to fund our operations, capital expenditures and the growth in our Company-owned stores and our Internet business. As a result of our floating rate debt, we are exposed to market risk from changes in interest rates. We do not consider this exposure to be material to our financial position, results of operations or cash flows. We do not utilize any derivative financial instruments or engage in any other hedging activities.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a. The Company held its annual meeting of shareholders on June 11, 1999. Pursuant to Regulation 14 of the Securities Act of 1934, proxies for such meeting were solicited. The following matters were voted on at the meeting:


                                                   Votes For                 Votes Withheld
                                                   ---------                 --------------
        b.   (1) To elect the following
             individuals to serve as members
             of the Company's Board of Directors
             until the Annual Meeting of
             Shareholders in the year 2000:
                Yale T. Dolginow                  4,386,077                     24,440
                Brent D. Schlosser                4,383,077                     27,440
                Diane C. Dolginow                 4,378,877                     31,640
                Arthur H. Cobb                    4,385,777                     24,740
                Marvin W. Goldstein               4,382,277                     28,240
                Martin A. Mayer                   4,385,277                     25,240
                Jeffrey S. Halpern                4,385,577                     24,940


                                                       Votes         Votes         Votes        Broker
                                                        For         Against      Abstained     Non-vote
                                                        ---         -------      ---------     --------

        c.   (2) To approve the amendment
                 of the Company's 1997 Stock
                 Option and Compensation
                 Plan to:                            2,851,448      460,045        4,400       1,094,624

                 (A)  increase the number of shares
                      available for issuance to
                      1,025,000,
                 (B)  add non-employee directors,
                      consultants and independent
                      contractors to the class of
                      persons eligible to receive
                      awards under the Plan,
                 (C)  amend the provisions regarding
                      the Board's ability to amend
                      the Plan without Shareholder
                      approval.


             (3) To approve the 1998 Paper
                 Warehouse, Inc. Employee Stock
                 Purchase Plan                       3,246,598       63,195        6,100       1,094,624

                           PART II. OTHER INFORMATION
                                   (CONTINUED)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.  EXHIBITS:

               Exhibit 12 - Computation re: Ratio of Earnings to Fixed Charges
               Exhibit 27 - Financial Data Schedule

           b.  REPORTS ON FORM 8-K:

               The Registrant did not file any reports on Form 8-K during the quarter ended July 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PAPER WAREHOUSE, INC.

Date:  September 13, 1999

                                      By: /s/ Yale T. Dolginow
                                      --------------------------------------
                                      Name: Yale T. Dolginow
                                      Title:  President and Chief Executive
                                      Officer


                                      By: /s/ Cheryl W. Newell
                                      --------------------------------------
                                      Name: Cheryl W. Newell
                                      Title: Chief Financial Officer
                                      (Principal Financial Officer)


                                      By: /s/ Diana G. Purcel
                                      --------------------------------------
                                      Name: Diana G. Purcel
                                      Title: Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.            DESCRIPTION                             LOCATION
-----------            -----------                             --------
12                     Computation re: Ratio of                Filed herewith
                       Earnings to Fixed Charges               electronically

27                     Financial Data Schedule                 Filed herewith
                                                               electronically