Form 10-Q
period 1999-10-29
PAPER WAREHOUSE INC
filed 1999-12-13
CIK 934509

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

                 For the Quarterly Period Ended October 29, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to__________

                           Commission File No. 0-23389
                           ___________________________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]


On December 13, 1999, there were 4,627,936 shares of Common Stock, $.01 par value, of Paper Warehouse, Inc. outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                                      INDEX


PART I.      FINANCIAL INFORMATION                                         PAGE
                                                                           ----
             Item 1:    Financial Statements

                        Consolidated Balance Sheets
                        as of October 29, 1999 and January 29, 1999          1

                        Consolidated Statements of Operations
                        for the Three and Nine Months ended October 29,
                        1999 and October 30, 1998                            2

                        Consolidated Statements of Cash Flows
                        for the Nine Months ended October 29, 1999
                        and October 30, 1998                                 3

                        Notes to Consolidated Financial Statements          4-6

             Item 2:    Management's Discussion and Analysis of
                        Results of Operations and Financial Condition      7-14

             Item 3:    Quantitative and Qualitative Disclosures about
                        Market Risk                                         15

PART II.     OTHER INFORMATION

             Item 6:    Exhibits and Reports on Form 8-K                    16

                        Signatures                                          17

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      October 29,          January 29,
                                                                                          1999                1999
                                                                                    ----------------     ---------------
ASSETS                                                                                (Unaudited)

Current assets:
   Cash and cash equivalents................................................            $ 1,058,334           $    64,507
   Merchandise inventories, net.............................................             21,219,240            16,302,070
   Accounts receivable......................................................              1,494,104             1,105,262
   Prepaid expenses and other current assets................................              1,694,270               613,584
                                                                                    ----------------     -----------------
         Total current assets...............................................             25,465,948            18,085,423

   Property and equipment, net..............................................             11,173,062             9,976,450
   Other assets, net........................................................              2,238,217             1,466,613
                                                                                    ----------------     -----------------
           Total assets.....................................................            $38,877,227           $29,528,486
                                                                                    ================     =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable - line of credit............................................            $ 5,585,148           $ 6,850,000
   Current maturities of long-term debt.....................................                129,269               151,993
   Current maturities of capital lease obligations..........................                614,767               308,566
   Accounts payable.........................................................             10,240,182             4,390,525
   Accrued liabilities......................................................              1,916,482             1,172,056
                                                                                    ----------------     -----------------
         Total current liabilities..........................................             18,485,848            12,873,140

Convertible subordinated debentures.........................................              4,000,000                   ---
Long-term debt, less current maturities.....................................              1,062,896               861,827
Capital lease obligations, less current maturities..........................              1,416,478               635,204
Deferred rent credits.......................................................              1,356,084             1,068,331
                                                                                    ----------------     -----------------
           Total liabilities................................................             26,321,306            15,438,502

Stockholders' equity:
  Serial preferred stock, $.01 par value; 10,000,000 shares authorized;
      none issued or outstanding............................................                    ---                   ---
  Common stock, $.01 par value;  40,000,000 shares authorized;
      4,627,936 shares issued and outstanding...............................                 46,279                46,279
  Additional paid-in capital................................................             13,833,442            13,833,442
  Accumulated (deficit) earnings............................................            (1,323,800)               210,263
                                                                                    ----------------     -----------------
         Total stockholders' equity.........................................             12,555,921            14,089,984
                                                                                    ----------------     -----------------

           Total liabilities and stockholders' equity.......................            $38,877,227           $29,528,486
                                                                                    ================     =================

See accompanying notes to consolidated financial statements.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                     Three Months Ended                     Nine Months Ended
                                                              ----------------------------------    -------------------------------
                                                               October 29,       October 30,        October 29,       October 30,
                                                                   1999              1998               1999              1998
                                                              ---------------   ---------------    ---------------   --------------

Revenues:
  Company-owned stores sales................................    $ 21,447,241      $ 16,649,889       $ 57,484,902      $ 43,590,462
  Franchise related fees....................................         335,401           351,192            911,713           979,166
                                                              ---------------   ---------------    ---------------   --------------
       Total revenues.......................................      21,782,642        17,001,081         58,396,615        44,569,628

Costs and expenses:
  Costs of products sold and occupancy costs................      14,662,924        11,201,413         39,185,087        29,487,517
  Store operating expenses..................................       5,036,182         3,949,119         13,761,643        10,016,759
  General and administrative expenses.......................       2,485,840         2,058,417          7,389,828         5,745,967
                                                              ---------------   ---------------    ---------------   --------------
       Total costs and expenses.............................      22,184,946        17,208,949         60,336,558        45,250,243

       Operating loss.......................................       (402,304)         (207,868)        (1,939,943)         (680,615)

  Interest expense, net.....................................       (351,042)          (65,946)          (798,757)         (128,917)
  Other income..............................................          56,884            11,528            359,467            32,723
                                                              ---------------   ---------------    ---------------   --------------

  Loss before income taxes and
      cumulative effect of accounting change................       (696,462)         (262,286)        (2,379,233)         (776,809)

  Income tax benefit........................................         278,589           104,915            953,676           310,724
                                                              ---------------   ---------------    ---------------   --------------

  Net loss before cumulative effect of
      accounting change.....................................       (417,873)         (157,371)        (1,425,557)         (466,085)
                                                              ---------------   ---------------    ---------------   --------------

  Cumulative effect of accounting change, net (Note 2)......             ---               ---          (108,506)               ---
                                                              ---------------   ---------------    ---------------   --------------

       Net loss.............................................    $  (417,873)       $ (157,371)       $(1,534,063)       $ (466,085)
                                                              ===============   ===============    ===============   ==============

  Net Loss Per Common Share:

       Basic and diluted net loss per common share
          before cumulative effect of accounting change.....       $   (.09)         $   (.03)          $   (.31)         $   (.10)

       Cumulative effect of accounting change...............             ---               ---              (.02)               ---
                                                              ---------------   ---------------    ---------------   --------------

       Basic and diluted net loss per common share..........       $   (.09)         $   (.03)          $   (.33)         $   (.10)
                                                              ===============   ===============    ===============   ==============

  Basic weighted average number of common shares
       outstanding..........................................       4,627,936         4,557,187          4,627,936         4,557,187
                                                              ===============   ===============    ===============   ==============

See accompanying notes to consolidated financial statements.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                       ------------------------------------
                                                                                        October 29,          October 30,
                                                                                            1999                 1998
                                                                                       ---------------      ---------------
       OPERATING ACTIVITIES:
       Net loss.................................................................         $(1,534,063)          $ (466,085)
       Adjustments to reconcile net loss to net cash provided by operations:
            Depreciation and amortization.......................................            1,684,550            1,219,581
            Gain on sale of property and equipment..............................              (1,414)                (277)
            Deferred taxes......................................................          (1,024,033)            (310,724)
            Other noncash items affecting earnings..............................              250,895                  ---
       Changes in operating assets and liabilities, net of the effect of the purchase of assets of a business:
            Accounts receivable.................................................            (388,842)            (117,586)
            Prepaid expenses and other current assets...........................             (56,653)            (165,499)
            Merchandise inventories, net........................................          (4,917,170)          (4,717,184)
            Accounts payable....................................................            5,849,657            5,285,334
            Accrued liabilities.................................................              748,087              761,102
       Deferred rent credits....................................................              284,092               68,396
                                                                                       ---------------      ---------------

              Net cash provided by operations...................................              895,106            1,557,058
                                                                                       ---------------      ---------------

       INVESTING ACTIVITIES:
       Purchase of assets of a business.........................................                  ---            (879,533)
       Proceeds from sale of property and equipment.............................               16,700                5,504
       Net purchases of property and equipment..................................          (2,861,653)          (3,406,865)
       Other assets, net of effect of asset acquisition.........................             (38,189)            (102,959)
                                                                                       ---------------      ---------------

              Net cash used for investing activities............................          (2,883,142)          (4,383,853)
                                                                                       ---------------      ---------------

       FINANCING ACTIVITIES:
       Proceeds from convertible subordinated debentures........................            4,000,000                  ---
       Net (payments on) proceeds from  notes payable...........................          (1,264,852)            1,800,000
       Proceeds from refinancing of mortgage....................................            1,100,000                  ---
       Principal payments on long-term debt.....................................            (921,655)            (189,483)
       Payment of debt issuance costs...........................................          (1,019,105)                  ---
       Proceeds from financing of property and equipment........................            1,452,182                  ---
       Payments on financing of property and equipment..........................            (364,707)            (115,552)
       Distribution of Subchapter S Corporation accumulated earnings............                  ---            (133,482)
                                                                                       ---------------      ---------------

              Net cash provided by financing activities.........................            2,981,863            1,361,483
                                                                                       ---------------      ---------------

              Net increase (decrease) in cash and cash equivalents..............              993,827          (1,465,312)

       Cash and cash equivalents, beginning of period...........................               64,507            2,059,737
                                                                                       ---------------      ---------------

       Cash and cash equivalents, end of period.................................           $1,058,334            $ 594,425
                                                                                       ===============      ===============

       SUPPLEMENTAL CASH FLOW INFORMATION:

                Interest paid during the period.................................            $ 636,007            $ 152,439
                Income taxes paid during the period.............................                  ---                  ---
                                                                                       ===============      ===============

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         Paper Warehouse, Inc. ("the Company") is a growing chain of retail stores specializing in party supplies and paper goods, operating under the names "Paper Warehouse", "Party Universe" and "PartySmart.com." At October 29, 1999, the Company had a total of 147 stores, consisting of 101 company-owned stores and 46 franchise stores, operating in 24 states. The Company sells Paper Warehouse franchises through its wholly-owned subsidiary, Paper Warehouse Franchising, Inc. and sells selected party supplies and paper goods over the Internet through its wholly-owned subsidiary, PartySmart.com, Inc.


         The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the Rules and Regulations of the Securities and Exchange Commission ("SEC"), and represent the consolidated financial statements of Paper Warehouse, Inc., Paper Warehouse Franchising, Inc. and PartySmart.com, Inc. as of October 29, 1999 and January 29, 1999 and for the three and nine-month periods ended October 29, 1999 and October 30, 1998. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders and its Form 10-K filed with the SEC.

         Due to the seasonality of the Company's business, revenues and operating results for the three and nine months ended October 29, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)      ACCOUNTING CHANGE

         The Company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities" during first quarter 1999. This SOP requires that costs of start-up activities and organization costs be expensed as incurred. Prior to the adoption of SOP No. 98-5, the Company's policy was to capitalize lease acquisition fees and amortize them over the related lease term using the straight-line method. The net impact of the change of approximately $109,000 or $.02 per share, is shown as a cumulative effect of accounting change in the Consolidated Statement of Operations for the nine months ended October 29, 1999.

(3)      NET LOSS PER COMMON SHARE

         Basic earnings per common share ("EPS") is computed based on the weighted average shares of common stock outstanding during the applicable periods while diluted EPS assumes conversions of potentially dilutive shares of common stock outstanding during the applicable periods, when dilutive. Potential dilutive shares of common stock for the Company include stock options which have been granted to employees and outside directors, the Company's outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of the convertible debenture offering. For the three and nine month periods ended October 29, 1999, options to purchase 518,550 shares of common stock in addition to $4,000,000 of convertible subordinated debentures were outstanding but were not included in the computation of diluted EPS as their inclusion would have been antidilutive. Had the inclusion of these

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(3)      NET LOSS PER COMMON SHARE (CONTINUED)

         items not been antidilutive, the Company would have assumed conversions of convertible subordinated debentures of approximately 1.3 million and stock options of approximately 1,000 for the third quarter ended October 29, 1999, and would have assumed conversions of convertible subordinated debentures of approximately 889,000 and stock options of 1,000 for the nine months ended October 29, 1999.

(4)      FINANCING ARRANGEMENTS

         On April 8, 1999, the Company refinanced its corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest through May 2009. The note is secured by a first mortgage on the Company's office headquarters.

         On June 7, 1999, the Company obtained a $15 million three-year revolving line of credit facility for general working capital purposes, that replaced its previous $7.5 million facility. Borrowings outstanding under the new line of credit bear interest, at a variable rate and are secured by substantially all of the assets of the Company. At October 29 1999, the Company had borrowings outstanding of approximately $5.6 million under this revolving line of credit facility. The agreement with respect to the credit facility contains covenants, which require the Company to satisfy certain financial tests, and restrictions on the Company's ability to pay dividends. Effective October 29, 1999, the bank agreed to amend one of the financial covenants in the revolving credit facility. The Company was in compliance with all of its financial covenants at October 29, 1999. The Company's agreement requires the use of all cash receipts to pay down its indebtedness and includes various covenants, which if violated, could accelerate the maturity of the debt. Accordingly, borrowings outstanding under the revolving credit facility are classified as a current liability in the Company's Consolidated
         Balance Sheet.

         During second quarter 1999, the Company filed a Registration Statement with the SEC for the public sale of a new issue of an aggregate principal amount of $4.0 million of convertible subordinated debentures due 2005. The Company received net proceeds of approximately $3.2 million from the issuance that have been used to develop and implement an Internet website for the sale of party supplies and paper goods, to repay indebtedness and for other general corporate purposes.

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

         During the first nine months of 1999, the Company granted options to selected management of the Company to purchase 106,350 shares of the Company's Common Stock at a range of $1.75 to $2.75 per share. The options vest over three years and expire 10 years from the date of grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(6)      INCORPORATION OF WHOLLY-OWNED SUBSIDIARY

         During third quarter, the Company incorporated PartySmart.com, Inc. as a wholly-owned subsidiary. PartySmart.com, Inc. has a storefront on the Web, and sells selected party supplies and paper goods over the Internet. PartySmart.com was launched in mid-September. The Company has incurred start-up and operational costs of approximately $1.7 million during the first nine months of 1999 related to its Internet venture. In recording certain of these expenses, the Company has followed the guidance as prescribed by SOP 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use," as well the guidance prescribed by SOP 98-5. Accordingly, approximately $968,000 of capitalizable costs is reflected in net Property and Equipment in the Company's Consolidated Balance Sheet at October 29, 1999. The remaining expenses are reflected in their respective line items within costs and expenses in the Company's Consolidated Statements of Operations for the three and nine-month period ended October 29, 1999.

(7)      RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


OVERVIEW

We are a growing chain of retail stores specializing in party supplies and paper goods operating under the names PAPER WAREHOUSE and PARTY UNIVERSE and a virtual retailer operating under the name PartySmart.com. Over the past 12 years, we have grown from a total of 3 Company-owned stores located in the Minneapolis/St. Paul metropolitan area to a total of 147 stores, including 101 Company-owned stores and 46 franchise stores throughout 24 states. In growing the number of Company-owned stores, our management has employed a strategy of clustering stores in our principal markets to provide our customers with convenient store locations, expand our total market share and achieve favorable economies of scale.

RESULTS OF OPERATIONS

NET LOSS

The Company reported a net loss of approximately $418,000, or ($.09) per share, for the third quarter ended October 29, 1999, compared to a net loss of approximately $157,000, or ($.03) per share for the third quarter ended October 30, 1998. The Company reported a net loss of $1.5 million, or ($.33) per share year-to-date, compared to a net loss of $466,000, or ($.10) per share for the prior-year comparable period. The principal reasons for the loss for the first nine months of fiscal 1999 were the seasonality of revenues in addition to the large number of stores opened in the past twelve months which have expenses without a fully established revenue base. The net loss for the first nine months of 1999 included the net impact of a cumulative effect of accounting change of approximately $109,000 ($.02 per share) from the adoption in the first quarter of a newly issued accounting pronouncement. Additionally, approximately $425,000 of the net loss ($.09 per share) reflects operational and startup costs associated with the Company's Internet business. For the nine-month period ended October 29, 1999, sales from our Internet business were insignificant.

REVENUES

Total revenues consist of Company-owned stores sales, franchise revenues and revenues from our Internet business. Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations. During the first quarter of 1999, the Company changed its comparable store sales definition to be more in line with industry standards. Prior to the change, a store would not have been included in the comparable store sales base until a fiscal year had passed. The comparable stores sales definition also did not include stores whose retail square footage had increased more than 50%, or if it had been relocated.

Franchise revenues consist of royalties received on sales, generally 4% of the store's sales and initial franchise fees. We recognize initial franchise fees when a franchisee signs a lease for the store, which is at the time we have substantially performed all of our services.

COMPANY-OWNED STORES SALES

During the third quarter ended October 29, 1999, the Company opened four new Company-owned stores, bringing the total to 101 as of October 29, 1999, compared to 88 at the end of the third fiscal quarter of 1998. During the first nine months of 1999, the Company opened seven new Company-owned stores, and closed three Company-owned stores. For the third quarter and first nine months of 1999, comparable store sales increased 7.3% and 6.7%, respectively, over the prior-year comparable periods.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


REVENUES (CONTINUED)

FRANCHISE RELATED FEES

Franchise related fees for the third quarter ended October 29, 1999 of approximately $335,000 decreased 4.5% from franchise related fees of approximately $351,000 for the third quarter ended October 30, 1998. For the first nine months of 1999, franchise related fees of approximately $912,000 decreased 6.9% from franchise related fees of approximately $979,000 for the prior-year comparable period. The year-over-year decrease reflects the Company's purchases throughout fiscal 1998 of 10 franchise stores, reducing the Company's royalties received on product sales from these former franchise stores. The number of franchise stores at the end of the third quarter ended October 29, 1999 was 46 compared with 49 franchise stores at the end of third quarter 1998. During the first nine months of 1999, one franchise store was opened and one franchise store was closed.

COSTS OF PRODUCTS SOLD AND OCCUPANCY COSTS

Costs of products sold and occupancy costs includes the direct cost of merchandise, plus handling and distribution, and certain occupancy costs. Costs of products sold and occupancy costs totaled $14.7 million or 68.4% of Company-owned stores sales for the third quarter ended October 29, 1999, as compared to $11.2 million or 67.3% of Company-owned stores sales for the third quarter ended October 30, 1998. Costs of products sold and occupancy costs totaled $39.2 million or 68.2% of Company-owned stores sales for the first nine months of 1999, compared with $29.5 million or 67.6% of Company-owned stores sales for the first nine months of fiscal 1998. The increase in this expense category reflects higher occupancy costs, resulting from the increased store base, partially offset by higher product margin dollars.

STORE OPERATING EXPENSES

Store operating expenses include all costs incurred at the store level, such as advertising, credit card processing fees and store payroll. Store operating expenses for the third quarter ended October 29, 1999 were $5.0 million or 23.5% of Company-owned stores sales, as compared to $3.9 million or 23.7% of Company-owned stores sales for the comparable period in the prior year. On a year-to-date basis, store operating expenses were $13.8 million or 23.9% of Company-owned stores sales, as compared to $10.0 million or 23.0% of Company-owned stores sales for the first nine months of fiscal 1998. The increase over prior year reflects the Company's new store growth, including corresponding store labor expense increases, in addition to continued increases in compensation due to tight labor markets.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include corporate administrative expenses for Company-owned stores, expenses relating to franchising, primarily payroll, legal, travel and advertising and non-capitalizable costs associated with PartySmart.com. For the third quarter ended October 29, 1999, general and administrative expenses were $2.5 million or 11.4% of total revenues compared to $2.1 million or 12.1% of total revenues for

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED)

the comparable period in the prior year. For the first nine months of fiscal 1999, general and administrative expenses were $7.4 million, or 12.7% of total revenues as compared to $5.7 million for the prior-year comparable period, which were 12.9% of total revenues.

The dollar increase is primarily the result of higher payroll and benefit costs resulting from the addition of several corporate positions necessary to support the Company's continued growth. The year-over-year increase also reflects approximately $709,000 of operational and start-up costs associated with our Internet strategy. Over the next twelve-months, the Company expects general and administrative expenses to continue to increase resulting from the startup and operational costs of PartySmart.com. In the aggregate, these general and administrative expenses are also expected to increase as a percentage of total revenues, reflecting the increased costs against an immature revenue base for the new strategy.

INTEREST EXPENSE, NET

Interest expense, net of interest income, of approximately $351,000 or 1.6% of total revenues for the third quarter ended October 29, 1999, increased $285,000, over net interest expense for the third quarter ended October 30, 1998. On a year-to-date basis, net interest expense of approximately $799,000 or 1.4% of total revenues compared to net interest expense of $129,000 or 0.3% of total revenues for the prior-year comparable period. The increase over prior year reflects the Company's borrowings under its revolving credit facility and convertible subordinated debentures during the first nine months of 1999 necessary to fund working capital requirements. Additionally, interest increased due to the amortization of the deferred financing costs related to its financing activities occurring during the first half of 1999. In comparison, the Company did not borrow under its revolving credit facility during the first five months of fiscal 1998. The Company expects interest expense to increase throughout the remainder of the year and into the first half of fiscal year 2000. The expected increase primarily relates to a higher level of borrowings necessary to support a larger store base, a recent increase in the federal funds rate, and the issuance during the second quarter of 1999 of $4.0 million of convertible subordinated debentures, bearing interest at 9%.

OTHER INCOME

During the second quarter of 1999, the Company received approximately $250,000 from one of its landlords as consideration for terminating the lease on one of its stores. This fee is reflected in other income in the Company's Consolidated Statements of Operations for the nine months ended October 29, 1999.

INCOME TAX BENEFIT

The Company's estimated annual effective income tax rate is 40% for 1999, unchanged from the third quarter 1998 estimated annual rate.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are for ongoing operations, principally inventory and capital improvements to support the continued growth of new Company-owned stores as well as our Internet business, in addition to the remodeling or relocation of existing Company-owned stores. Our primary sources of liquidity have been:

-    borrowings under our revolving line of credit

- proceeds from financings such as our initial public offering and our public sale of our convertible subordinated debentures

-    payment terms from vendors

-    cash from operations

Our liquidity as measured by our working capital, was $7.0 million at October 29, 1999 compared to $5.2 million at January 29, 1999 and $6.1 million at October 30, 1998. The Company's current ratio was 1.4 to 1.0 at October 29, 1999 equal to the Company's current ratio at January 29, 1999. These results compare to a current ratio of 1.5 to 1.0 at October 30, 1998.

Merchandise inventories have increased approximately $4.9 million from the end of fiscal 1998, reflecting necessary purchases for a larger store base for seasonal events. This inventory growth was more than fully funded by enhanced payable leveraging as reflected by a $5.8 million increase in accounts payable.

Net cash provided by operations totaled approximately $895,000 for the nine month period ended October 29, 1999 compared to net cash provided by operations of approximately $1.6 million for the same period in 1998.

Net cash used for investing activities was approximately $2.9 million for the nine months ended October 29, 1999 compared to $4.4 million for the nine months ended October 30, 1998. During the first three quarters of fiscal 1999, we made net capital expenditures of approximately $2.9 million, compared with approximately $3.4 million of net capital expenditures for the prior year-comparable period. The expenditures made during fiscal 1999 were primarily related to opening new Company-owned and remodeling existing Company-owned stores, upgrading our information systems and building the necessary infrastructure to support our Internet strategy. Capital expenditures for the nine month period ended October 29, 1999 included approximately $780,000 of costs related to new stores and approximately $995,000 related to our Internet business. We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies. Capital expenditures for the remaining quarter of fiscal 1999 are expected to be immaterial.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

It is our intention to finance new store fixtures and equipment with long-term capital leases, assuming availability and reasonable terms.

We have opened seven and closed three Company-owned stores as of October 29, 1999, and have opened another Company-owned store subsequent to the quarter end. We have no intentions to open any more Company-owned stores during the remainder of fiscal 1999, and at present, we have no agreement in place to acquire any franchise store. We expect that the average new store cost for Company-owned stores will be approximately $186,000. These expenditures include approximately $131,000 for fixtures and equipment, including point-of-sale equipment, and $55,000 for store inventory, net of accounts payable. Pre-opening expenses are expensed as incurred. We seek to lease sites for our Company-owned stores rather than own real estate. Typically we lease approximately 8,500 square feet for our Company-owned stores.

During fiscal 2000, we plan to open up to ten new or remodeled company-owned stores. As of October 29, 1999, we had four signed leases for new and remodeled locations for fiscal year 2000.

Net cash provided by financing activities was approximately $3.0 million for the first nine months of 1999 compared to net cash provided by financing activities of $1.4 million for the comparable period in the prior year. The year-over-year increase reflects the net proceeds received during fiscal 1999 from the public offering of $4.0 million of convertible subordinated debentures, the refinancing of our mortgage and the financing of property and equipment.

We expect to fund our operations, capital expenditures and the growth in our Company-owned stores, as well as our Internet business, from the following sources:

-    available borrowing capacity under our revolving credit facility

-    cash generated from operations

-    the financing of property and equipment under long-term leases

- proceeds received in July 1999 from our offering of $4.0 million of convertible subordinated debentures

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


IMPACT OF YEAR 2000 (CONTINUED)

STATE OF READINESS. We have been actively engaged in evaluating the status of our internal Information Technology ("IT") and non-IT systems for compliance with Year 2000 issues. We hired an outside consultant who assisted us with this process and documented our efforts and results regarding Year 2000 compliance in a Year 2000 depository, which is maintained at our headquarters. We continue to receive verification from most of our suppliers, as well as other business partners, that they are Year 2000 compliant. The majority of our exposure is in the readiness of third parties, where the situation is much less within our ability to predict or control. The first phase, evaluating our internal systems, was completed earlier in the year. The second phase, evaluating third-party systems, was completed during the third quarter of fiscal 1999. In addition, while we value our established relationships with our key suppliers, we continue to evaluate third party vendor alternatives should any significant interruption occur in product availability. We monitor our progress in achieving Year 2000 compliance on a regular basis and regularly report our progress to our management and board of directors.

NON-IT SYSTEMS. We believe that the failure of any internal non-IT systems, e.g. alarms, telephone system, voicemail, access cards, locks, heating and cooling systems, etc., to be compliant for the Year 2000 would have little effect on our business, operations, or financial condition as a whole. We have reviewed our non-IT systems, and have taken the necessary steps to modify, upgrade or replace non-IT systems to be Year 2000 compliant. The Corporate office, the cross-dock facility and all store locations have completed their upgrades and are Year 2000 compliant. We do not anticipate the need for further modifications or replacements. If additional modifications or replacements were required, however, we do not believe that these modifications or replacements would have a material impact on our business, operations, or financial condition.

MAJOR IT SYSTEMS. During 1998 and 1997, we upgraded or replaced our mission critical data processing system, which controls our financial records, inventory management and purchasing. We believe that these systems will function properly with respect to dates in the Year 2000 and beyond. We have received certification from many of our hardware and software suppliers of the upgraded or replaced systems that the systems should function correctly in Year 2000 and beyond. We completed testing of all hardware and software systems in November of 1999.

We have completed upgrading our cash registers and have completed upgrading or replacing all applicable personal computers and file servers in order to achieve Year 2000 compliance. We believe that any additional modifications or replacements will not have a material impact on our business, operations or financial condition.

THIRD-PARTY SYSTEMS. We have been in contact with our major suppliers and service providers to understand their state of Year 2000 readiness. We have asked our major suppliers and service providers to complete a survey on their state of Year 2000 readiness, and we have substantially completed our assessment as to how this could affect us. A supplier's failure to be Year 2000 compliant may interrupt the flow of products to our stores for sale. Depending on how long product supply to our stores is interrupted, our business could suffer. Multiple sources of product supply available to us, however, lessen this concern. To date, we have received responses from 12 of our top 13 vendors as to their state of readiness, and each of these vendors confirmed that they are either currently Year 2000 compliant or will be by December 31, 1999. We continue to solicit confirmation of compliance from the remaining vendor. Our risk, however, with regard to this vendor not being Year 2000 compliant, is mitigated by the fact that we place orders with this vendor solely for Halloween seasonal purchases,

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


IMPACT OF YEAR 2000 (CONTINUED)

and therefore would not be placing orders with this vendor until mid fiscal 2000. We may also experience some inconvenience if one or more of our utility providers are not Year 2000 compliant. Even if utility providers are not able to provide electricity, water, heat, etc., to our stores following January 1, 2000, we will still attempt to open all stores. If a utility failure would continue for more than several days, the result could decrease our revenues, earnings and cash flow.

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

CONTINGENCY PLANS. We expect to complete a formal contingency plan, as related to the Year 2000 problem, by mid-December.

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

FINANCING

On April 8, 1999, we refinanced our corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest through May 2009. The note is secured by a first mortgage on our office headquarters.

On June 7, 1999, we obtained a $15 million three-year revolving line of credit facility for general working capital purposes, that replaced our previous $7.5 million facility. Borrowings outstanding under the new line of credit bear interest, at a variable rate and are secured by substantially all of our assets. At October 29, 1999, we had borrowings outstanding of approximately $5.6 million under this revolving line of credit facility. The agreement with respect to the credit facility contains covenants, which require us to satisfy certain financial tests, and restrictions on our ability to pay dividends. Effective October 29, 1999, the bank agreed to amend one of the financial covenants in the revolving credit facility. We were in compliance with all of our financial covenants at October 29, 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


FINANCING (CONTINUED)

During second quarter 1999, we filed a Registration Statement with the SEC for the public sale of a new issue of an aggregate principal amount of $4.0 million of convertible subordinated debentures due 2005. We received net proceeds of approximately $3.2 million from the issuance which have been used to develop and implement an internet website for the sale of party supplies and paper goods, to repay indebtedness and for other general corporate purposes.

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

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.        EXHIBITS:

                    Exhibit 10 - Amendment to Loan and Security Agreement

                    Exhibit 12 - Computation re: Ratio of Earnings to Fixed
                                 Charges

                    Exhibit 27 - Financial Data Schedule

          b.        REPORTS ON FORM 8-K:

                    Form 8-K dated October 18, 1999 and Form 8-K/A dated October 22, 1999 reporting a change in Registrant's Certifying Accountant and a change in Transfer Agent.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PAPER WAREHOUSE, INC.

Date: December 13, 1999

                                       By: /s/ Yale T. Dolginow
                                          --------------------------------------
                                       Name: Yale T. Dolginow
                                       Title:  President and Chief Executive
                                               Officer


                                       By: /s/ Cheryl W. Newell
                                          --------------------------------------
                                       Name: Cheryl W. Newell
                                       Title: Chief Financial Officer
                                       (Principal Financial Officer)


                                       By: /s/ Diana G. Purcel
                                          --------------------------------------
                                       Name: Diana G. Purcel
                                       Title: Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


    EXHIBIT NO.                DESCRIPTION                     LOCATION
    -----------                -----------                     --------
    10                         Amendment dated as of           Filed herewith
                               December 10, 1999 to Loan       electronically
                               and Security Agreement dated
                               as of June 7, 1999 By and
                               Between BankBoston Retail
                               Finance Inc. and Paper
                               Warehouse, Inc. and Paper
                               Warehouse Franchising, Inc.

    12                         Computation re: Ratio of        Filed herewith
                               Earnings to Fixed Charges       electronically

    27                         Financial Data Schedule         Filed herewith
                                                               electronically