Form 10-K405
period 2000-01-28
PAPER WAREHOUSE INC
filed 2000-04-25
CIK 934509

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 28, 2000

                           COMMISSION FILE NO. 0-23389

                             -----------------------

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

       Registrant's telephone number, including area code: (952) 936-1000
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

  COMMON STOCK, $.01 PAR VALUE; 9% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of April 7, 2000, 4,639,475 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on April 7, 2000, was $3,378,165. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 9, 2000 (the "2000 Proxy Statement").

================================================================================

                              PAPER WAREHOUSE, INC.
                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 28, 2000

                                TABLE OF CONTENTS

                  DESCRIPTION                                                                   PAGE
                  -----------                                                                   ----
PART I

     Item 1.      Business....................................................................      1

     Item 1A.     Cautionary Statement Regarding Future Results, Forward-Looking

                     Information and Certain Important Factors................................     11

     Item 2.      Properties..................................................................     17

     Item 3.      Legal Proceedings...........................................................     18

     Item 4.      Submission of Matters to a Vote of Security Holders.........................     18

     Item 4A.     Executive Officers of the Registrant........................................     18

PART II

     Item 5.      Market for Registrant's Common Equity and Related

                     Stockholder Matters......................................................     21

     Item 6.      Selected Financial Data.....................................................     22

     Item 7.      Management's Discussion and Analysis of Financial Condition and

                     Results of Operations....................................................     23

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................     32

     Item 8.      Financial Statements........................................................     32

     Item 9.      Changes in and Disagreements with Accountants on Accounting and

                     Financial Disclosure.....................................................     32

PART III

     Item 10.     Directors and Executive Officers of the Registrant..........................     33

     Item 11.     Executive Compensation......................................................     33

     Item 12.     Security Ownership of Certain Beneficial Owners and Management..............     33

     Item 13.     Certain Relationships and Related Transactions..............................     33

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............     34

                                     PART I

ITEM 1.  BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS

         Paper Warehouse is a growing chain of retail stores specializing in party supplies and paper goods. As of January 28, 2000, we had 149 stores, including 102 Company-owned stores and 47 franchise stores. These stores are conveniently located in major retail trade areas to provide customers with easy access. We operate these stores under the names PAPER WAREHOUSE and PARTY UNIVERSE and operate a web site under the name PARTYSMART.COM. Our eight principal markets are:

    -    Minneapolis/St. Paul, MN            -    Kansas City, MO and KS                -    Denver, CO
    -    Oklahoma City/Tulsa, OK             -    Des Moines, IA                        -    Seattle, WA
    -    Tucson, AZ                          -    Omaha, NE

         We offer an extensive selection of party supplies and paper goods, at everyday low prices, for a wide variety of celebratory occasions, everyday uses and seasonal events, including:

            CELEBRATORY OCCASIONS AND EVERYDAY USES                                 SEASONAL EVENTS
    -    birthdays
    -    weddings                                               -    Valentine's Day       -     Halloween
    -    baby showers                                           -    Easter                -     Christmas
    -    graduations                                            -    Fourth of July        -     Hanukkah
    -    other family and religious celebrations                -    Thanksgiving          -     New Year's

         Through our 8,500 square foot superstore prototype, we offer a comprehensive selection of over 19,000 different products, offering customers the convenience of one-stop shopping for all of their party supplies and paper goods needs. Our merchandise is organized by party themes. The prominent signage, wide aisles, knowledgeable staff and depth of product offerings allow customers to coordinate various merchandise offerings for all party occasions. We believe that our extensive product selection and high in-stock positions stimulate customers to purchase additional products.

         The first Paper Warehouse store opened in Minneapolis, Minnesota in 1983. We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area in 1986, and incorporated it in Minnesota in 1987. In this Report, "Paper Warehouse," "Company," "we," "our" and "us" refer to Paper Warehouse, Inc. and our subsidiaries, Paper Warehouse Franchising, Inc. and PartySmart.com, Inc. Our principal executive offices are located at 7630 Excelsior Boulevard, Minneapolis, Minnesota, 55426. Our telephone number is (952) 936-1000.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

         Since its inception, the Company's revenues, operating (loss) income and assets have been attributable to the single industry segment of party supplies and paper goods.

(c) NARRATIVE DESCRIPTION OF BUSINESS

PAPER WAREHOUSE STORES

         FORMAT. We operate stores that range in size from 3,000 square feet to 8,500 square feet of retail space. We introduced our current 8,500-square foot prototype store in 1994, which was developed based on management's extensive retail and other industry experience, in addition to customer research. We believe it is the optimal store format for our future growth. Of our 102 Company-owned stores, approximately 90% are 6,000 square feet or larger.

         Our stores are designed to create a customer-friendly environment. We use vibrant colors, theme-oriented merchandise displays and unique products to create a fun and festive shopping experience. The focal point of our stores is the seasonal display located at the front of each store, which creates a "store-within-a-store" appearance. This display maximizes the season's selling impact and is updated continuously to promote a fresh image within the store. To assist customers in coordinating party supplies for any occasion, we locate related departments, such as gift-wrap and greeting cards adjacent to one another and display related merchandise such as party hats, plates, cups and napkins together within a department. Customers are able to easily move about the different departments to find specific product categories due to prominent, easy-to-read signage, bright lighting and wide aisles. We believe that our store layout assists customers in finding and coordinating their party supply needs, and also encourages browsing, impulse purchases and repeat visits.

         In 1998 we introduced the "concept store." A concept store has a different look and feel than our other stores. These stores have more colorful ceilings, lower shelves in the front of the store, carpeting and confetti-tiled floors and new vibrant uncluttered signage. We endeavor to store all extra merchandise out of sight. These features give the store a very open and organized feel, allow customers to see merchandise throughout the store, and provide a more fun and festive shopping atmosphere. Of our 102 Company-owned stores, 29 are concept stores. We anticipate that new Company-owned stores will be concept stores, and we will selectively remodel existing stores to concept stores where the revenue potential justifies the investment. We believe that our concept stores will assist us in creating brand awareness, will generate strong sales per square foot and can be readily transferred to new markets. During fiscal 2000, we plan to open one new concept store, and relocate three stores and remodel two existing stores, all to incorporate the concept-store format.

         PARTY SMART. We are seeking to distinguish our business from our competitors by positioning Paper Warehouse as the party expert. We believe that we have the opportunity to create a distinct identity for ourselves, one in which customers equate us with the word "PARTY" in every possible way. To achieve this recognition, during 1999 we implemented a program in our stores called PARTY SMART. We define PARTY SMART as being able to provide a customer with all the information and resources necessary to throw a party. Our goals for this program are to:

         -    increase average purchases per customer visit

         -    increase the frequency of store visits

         -    develop customers' preference for us over our competitors

The PARTY SMART program consists of:

         - providing helpful and engaging in-store presentations to add value to the shopping experience

         - communicating our expertise by giving customers party ideas, decorating tips, referrals and planning advice

         - creating a "party planning resource center" in each store that carries different types of brochures for different types of parties and seasonal events such as entertainment and catering ideas, games to play at children's birthday parties and shopping checklists

         - advertising our PARTY SMART concept through shopping bag inserts, window and aisle signs, buttons for employees, in-store audio messages, radio broadcasting and the Internet

         CUSTOMER SERVICE. We seek to provide a high level of customer service to enhance our customer-friendly store environment. Store managers and sales associates are trained to assist customers with party planning and event coordination. In connection with our PARTY SMART program, all employees are trained on how to provide nontraditional customer service to our customers. We want our employees to be able to offer our customers party ideas, decorating tips, and referrals in addition to helping customers find and purchase products. In addition, we provide party planning guides and checklists. Our "no hassles" return policy makes it easy for customers to return or exchange products, which we believe, encourages customers to purchase additional product quantities. Certain products that require additional sales assistance, such as balloons and custom printing, are located near checkout counters where sales associates can readily assist customers. We continually monitor our level of customer service by regular store visits and by employing anonymous "mystery shoppers." Mystery shoppers visit all Company-owned stores at least once per quarter to evaluate personnel on various aspects of customer service, including responsiveness, quality of product displays and store cleanliness. A portion of store managers' compensation is based on the results of these mystery shopper surveys.

         OPERATIONS AND TRAINING. Each Company-owned store is typically operated by a store manager, one assistant manager and a varying number of full-time and part-time sales associates, depending on the store size, sales volume and selling season. Store managers are responsible for all aspects of a store's day-to-day operations, including employee hiring and training, work scheduling, expense control and customer service. These managers report to a district or operations manager, each of whom is responsible for approximately 10 to 18 stores. Within each geographic market, we use floating managers to assist in smaller stores that cannot support both a store manager and an assistant manager. In addition, floating managers support store managers during busy holiday seasons, and substitute for store managers during vacations and other absences, and work with newly hired store managers to ensure a smooth transition for sales personnel and customers.

         Before opening a new Company-owned store, we train store managers intensely for two weeks, on average, depending on prior experience. During the new store set-up, our district management team provides additional training to our store managers. After the store opening, corporate headquarters personnel spend considerable time overseeing the operations. We schedule periodic training sessions for store managers in the central or district offices on various topics, including human resources, merchandising, loss prevention and employee supervision. We cover additional training topics at monthly managers' meetings and through monthly mailings, such as our Company newsletter.

         Paper Warehouse stores are typically open:

         Monday through Friday....................................         9:00 a.m. to 9:00 p.m.
         Saturday.................................................         9:00 a.m. to 6:00 p.m.
         Sunday...................................................        11:30 a.m. to 5:00 p.m.

SITE SELECTION AND LOCATIONS

         SITE SELECTION. In order to select the optimal location for our stores, we use a site selection process that considers various criteria, including:

         -    population density

         -    demographics, including age and income

         -    parking availability

         -    storefront visibility and presence

         -    local competition

         -    traffic counts

         -    lease rates

         We locate our stores in or near visible high traffic strip mall centers in close proximity to prominent mass merchandisers, discount or grocery store anchors. Our strategy of clustering stores in metropolitan markets promotes customer convenience and creates favorable economies of scale for marketing, advertising and operations.

         LOCATIONS. As of January 28, 2000, we had 102 Company-owned stores in the following states:

                                                                                        Number of Stores
                                                                                        ----------------
         Arizona..............................................................                4
         Colorado.............................................................               15
         Iowa.................................................................                8
         Kansas/Missouri......................................................               18
         Minnesota............................................................               28
         Nebraska.............................................................                2
         Oklahoma.............................................................               12
         Washington...........................................................               13
         Wisconsin............................................................                2
                                                                                            ---

         Total Company-Owned Stores...........................................              102
                                                                                            ===

MERCHANDISING

         OVERVIEW. Through our 8,500 square foot store prototype, we offer a comprehensive selection of over 19,000 products, providing customers the breadth of product offerings and the convenience of one-stop shopping for all party supplies and paper goods. Our merchandise is organized by party themes. The prominent signage and wide aisles in our stores allow customers easy access to coordinate the merchandise required for all party occasions. We also believe that our extensive and readily available merchandise selection often stimulates customers to purchase additional products.

         PARTY SUPPLIES. We offer an extensive selection of complementary and coordinating party supplies in unique and traditional patterns, colors and designs. Our party supplies include:

   -  invitations     -  plates      -  napkins     -  party favors     -  streamers      -  giftware
   -  banners         -  candles     -  balloons    -  party snacks     -  candy          -  seasonal novelties

         We typically offer, in our 8,500 square foot prototype, over 120 ensembles of everyday and seasonal party goods for many occasions, which include party hats, plates, napkins and cups. A significant portion of our juvenile party goods ensembles involves the use of movie and television figures, animated characters and celebrity likenesses licensed to the manufacturer of these ensembles.

         GIFT WRAPPING PRODUCTS. We offer a wide assortment of everyday and seasonal gift wrapping products in various patterns and colors, including gift-wrap, gift bags, gift boxes, tissue paper, ribbons, bows, shred, gift tags and tape. In addition to holiday selections, we offer distinctive gift packaging products for special occasions such as birthdays, graduations, weddings, baby showers and other family and religious celebrations.

         GREETING CARDS. We feature a wide variety of special occasion, seasonal and everyday greeting cards at significantly lower prices than national greeting card chain stores. In our 8,500 square foot prototype store, we offer over 10,000 traditional, humorous and contemporary brand name greeting cards.

         CATERING FOOD SERVICE SUPPLIES. We offer food service products such as plates, cups, serving trays and bowls and table coverings. In addition to offering such products to our regular party goods customers, many commercial users of food service products buy this product from us, including catering companies and non-profit organizations.

         LOW PRICES. We provide customers with everyday low pricing. We guarantee that we will meet or beat any advertised price on the products we offer. We reinforce our everyday low price strategy with in-store signage and through extensive promotional advertising.

PRODUCT SOURCING AND INVENTORY MANAGEMENT

         We purchase our merchandise from approximately 150 suppliers. During fiscal 1999, our largest supplier, Amscan Holdings, Inc., accounted for approximately 17% of our purchases and our 5 largest suppliers represented approximately 51% of our purchases. We do not have any long-term purchase commitments or exclusive contracts with any of our suppliers. We believe that alternative sources of product are available at comparable terms and conditions. We consider numerous factors in supplier selection, including price, payment terms, product offerings and product quality.

         We negotiate pricing with suppliers on behalf of all Company-owned and franchise stores. We believe that this buying power enables us to receive favorable pricing terms and to more readily obtain high demand merchandise. Although franchise stores are responsible for purchasing their own inventory, franchisees are able to make purchases on our negotiated pricing terms. As we add new stores, we believe we will increase the volume of our inventory purchases and benefit further from increased discounts, trade allowances and more favorable payment terms from our suppliers.

         More than 95% of our everyday merchandise is shipped directly from the supplier to our stores. Shipping merchandise directly to our stores provides us with flexibility in pursuing new markets without the geographical constraints and costs associated with a central distribution system. Deliveries are processed and inventory items are inspected, sorted and priced in a segregated receiving area in the back of the store (approximately 10% of total gross square feet per store) before being placed on the selling floor. We believe that we realize substantial savings by not maintaining a large central distribution system.

         Some of our suppliers, such as overseas suppliers, will not ship directly to our stores, but will instead ship products directly to one store in each of our major metropolitan markets. This store then separates and ships the products to our other stores within that market. This approach allows us to make opportunistic volume purchases. We maintain space in the following principal markets, including Minneapolis/St. Paul, Denver, Kansas City, Oklahoma City, Tucson, Omaha and Seattle, for the separation and redistribution of products to other stores within that market. We maintain a small warehouse in Minneapolis from which we separate and distribute merchandise systemwide, including to our franchise stores.

ADVERTISING AND MARKETING

         We maintain aggressive advertising and marketing programs. Our strategy of clustering stores in metropolitan markets enables us to cost effectively employ a variety of media. We primarily advertise through newspaper and direct mail inserts, and to a lesser degree, radio. We also promote products through the use of direct mail mini-catalogs as well as through in-store coupon books and party planning aids.

         Our advertising efforts are designed to educate consumers about our convenient store locations, promote the breadth and value of product offerings and stress the customer service levels and knowledge of our sales associates. Our advertising consists primarily of full color newspaper and direct mail inserts designed around major holidays and the spring and summer seasons. For fiscal 1999, we distributed 12 newspaper and direct mail inserts. We supplement inserts by radio advertising for Easter, the spring season, graduation, Halloween, and Christmas. In addition, we typically advertise the opening of new stores in newspaper and direct mail inserts as well as on the radio.

         We have a targeted direct mail program for special events. We mail mini-catalogs of wedding and graduation party goods to brides-to-be and families of high school graduates and have expanded this direct mail program to other special occasions such as a child's first birthday, and to organizations purchasing basic party and paper goods for commercial or institutional use. Our institutional customers include a variety of small businesses, caterers, food service companies, schools, synagogues, churches, civic groups and other organizations.

         For fiscal 1999, we spent approximately 68% of our marketing budget on full color newspaper and direct mail inserts, approximately 22% for radio advertising and the remainder on direct mail mini-catalogs and in-store sales promotions.

INFORMATION SYSTEMS

         Our information systems infrastructure is integral to our continued growth and essential towards enhancing our competitive position in the industry. We completed the installation of Point of Sale ("POS") terminals in our Company-owned stores during fiscal 1996. The POS terminals allow price lookup and inventory tracking by product. By polling transaction data nightly from each store's POS terminals, the system provides daily sales information and inventory levels at store, department, class, and product level. This information allows the corporate office to monitor daily sales, gross profit, repricing and inventory by product across the entire store base. Also, our automatic merchandise replenishment system uses this information to reorder goods for individual stores based on specific product requirements.

         We completed the installation of JDA Retail Software Package ("JDA") in the first quarter of fiscal 1998. JDA operates on an IBM AS/400 platform, which required us to purchase new hardware. The JDA system supports the complete range of retail cycle functions in the areas of finance, merchandising and distribution, providing our management with more sophisticated tools to utilize the information collected by our POS terminals. While our previous information systems were already performing most of the functions of JDA, we believe that JDA has improved the efficiency of these tasks. During fiscal year 2000, we plan to develop enhancements such as data warehousing and electronic data interchange to improve our ability to systematically manage inventory processes and reporting. We are also exploring ways to improve communication between the stores and the corporate office to enhance receiving processes, provide timely electronic communication between the corporate office and the stores and improve other back-office processes at the stores.

INTERNET AND E-COMMERCE

         In an effort to increase our sales and name recognition, in 1999 we developed and launched our Internet website, PARTYSMART.COM to sell party supplies and paper goods. On this site, we offer everyday party goods for parties and celebrations such as baby showers, birthdays, theme parties and anniversaries. In addition, the site is regularly updated with themes and product offerings that match the current season. Our website allows our customers to, among other things:

         -   put together an entire party

         -   obtain party advice, ideas and tips

         -   create personalized invitations and e-mail party guests

         -   pay for everything at one time at a check-out screen

         -   check on the status of orders that have already been placed

         - receive e-mails from us about new items that would fit the selected party theme, or items asked about but were unavailable when the order was placed

         - contact customer service about the products and services available on our website

         - preview our store to learn more about our history, products and services

         - receive other information about us, such as franchising opportunities, investor relations and career opportunities

         The financial results of PARTYSMART.COM, launched in September 1999, have been disappointing to date. During fiscal 1999, we incurred start-up and operational costs of approximately $1.4 million, excluding the impairment charge, related to this venture. Subsequent to its launch and as the year progressed, our website sales did not meet our expectations and losses were greater than we had initially anticipated. As we gained greater experience in the e-commerce field, the competitive advertising environment changed and we learned that the amount of advertising necessary to provide adequate visibility to our website was far in excess of our available financial resources. In addition, we identified several navigational and other underlying coding errors in our website that made it difficult for shoppers to find our website and inhibited purchases from occurring on our website. Due to these issues, we questioned whether the asset value of our website, consisting primarily of capitalized internally developed software costs, was fully recoverable, and during the fourth quarter of fiscal 1999 we hired an outside firm to perform an appraisal. As a result of this appraisal, we recorded a pre-tax impairment charge of approximately $800,000 to reflect the related assets of PartySmart.com, Inc. at their fair market value. See Note 4 to our financial statements on Page F-11 of this report. We intend to keep this distribution channel active, but on a smaller scale. Our website continues to be operational, but we have taken the following steps to minimize our financial exposure:

         -  we have appointed an on-site web master

         - our experienced merchandise team will continue to merchandise the web store, and

         - for the near future, fulfillment (processing and shipping of orders) will be handled out of our newly relocated 12,100 square foot Maple Grove, Minnesota location.

FRANCHISING

         We have offered franchises of our Paper Warehouse store concept since October 1987. As of January 28, 2000, we had 38 franchisees operating 47 franchise stores located in the following states:

                                                                               Number of Stores
                                                                               ----------------
         Arizona.........................................................             1
         Colorado........................................................             6
         Florida.........................................................             1
         Georgia.........................................................             2
         Illinois........................................................             2
         Iowa............................................................             2
         Kansas..........................................................             2
         Kentucky........................................................             1
         Louisiana.......................................................             4
         Maryland........................................................             1
         Minnesota.......................................................             1
         Mississippi.....................................................             1
         Missouri........................................................             1
         Montana.........................................................             2
         Nebraska........................................................             3
         Nevada..........................................................             1
         North Dakota....................................................             4
         South Dakota....................................................             5
         Tennessee.......................................................             1
         Texas...........................................................             4
         Wyoming.........................................................             2
                                                                                     --

         Total Franchise Stores..........................................            47
                                                                                     ==

         We typically establish franchise stores in markets outside of metropolitan areas with Company-owned stores, as we believe these markets are not usually served adequately by the party supplies and paper goods industry. In addition to generating franchise revenues, franchise stores benefit us through increased name recognition and increased buying power with our suppliers.

         We assist franchisees in opening and operating a Paper Warehouse store. During the pre-opening phase, our support includes:

         -    site evaluation and assistance with lease negotiations

         -    store build-out assistance

         -    fixtures, equipment, supplies and inventory procurement

         -    opening advertising materials

         -    operations training

         We make available to our franchisees services such as business planning, operations and promotional activities. In addition, we perform the merchandising process for our franchisees. We make periodic inspections of the franchise stores to ensure that the franchisee is complying with our various requirements and quality standards. We may, in the future, enter into multiple store development agreements with franchisees granting them certain exclusive rights to develop stores in specified markets, so long as the franchisee meets a stated development schedule and complies with other provisions of the development agreement and the franchise agreement.

         Our franchise revenues are comprised of initial franchise fees and continuing royalty payments. Our current initial franchise fee ranges from $19,000 to $25,000 for new franchisees, depending on the type of store. We may offer a discount franchise fee for developers opening multiple stores. If a franchisee enters into a second or third franchise agreement they will receive a discount on the initial fee associated with the second or third store. Franchisees are also required to pay us a continuing royalty equal to a percentage of their weekly gross sales. Historically, this percentage has varied from 3% to 5%. Currently, new franchises pay us a continuing royalty of 4% of gross sales.

         The franchisee's initial investment depends primarily upon store size. This investment includes the initial franchise fee, real estate and leasehold improvements, fixtures and equipment, signs, POS systems, deposits and business licenses, initial inventory, opening promotional expenses and working capital. We reserve the right to require franchisees to pay a weekly advertising fee not to exceed 1% of gross sales, although to date we have not charged this fee. Each franchisee is granted a license from us for the right to use certain of our intellectual property rights, including the mark PAPER WAREHOUSE or PARTY UNIVERSE and related designs. Our franchise agreements are for a ten-year term and contain conditional renewal options.

COMPETITION

         The party supplies and paper goods retailing business is highly competitive. In order to compete successfully against other party supplies and paper goods retailers, we believe we must maintain convenient locations, broad merchandise selections, competitive pricing and strong customer service. Our stores compete with a variety of smaller and larger retailers, including:

         -    specialty party supply retailers

         -    other party superstores such as Party City and Factory Card Outlet

         -    card shops such as Hallmark

         - designated departments in mass merchandisers, discount retailers, toy stores, drug stores, supermarkets and department stores

         -    other Internet retailers

         Two of our major competitors are currently having significant financial difficulties. We believe the following factors distinguish our business from these competitors:

         -    we have grown our number of stores in a more controlled manner

         - our clustering growth strategy creates a critical mass of stores in our principal markets, which allows us to promote customer convenience and create favorable economies of scale for marketing, advertising and operations

         - we have a strong dedicated senior management team and board of directors with significant retail experience

TRADEMARKS AND SERVICE MARKS

         We use the marks PAPER WAREHOUSE, PARTY UNIVERSE and PARTY SMART, which are all federally registered. We are aware of the common law usage of the name PAPER WAREHOUSE by several companies in various parts of the United States, which may prevent us from using that name in certain regional markets. In markets where we cannot use PAPER WAREHOUSE, we intend to use the name PARTY UNIVERSE. Because of our regional approach to advertising and store clustering, we believe that the use of a single trademark within each market is more important to our growth and business strategy than the use of one mark nationally.

GOVERNMENT REGULATION

         As a franchisor, we comply with rules and regulations adopted by the Federal Trade Commission and with state laws that regulate the offer and sale of franchises. We also comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. These laws regulate the franchise relationship, for example, by requiring the franchisor to deal with franchisees in good faith, by prohibiting interference with the right of free association among franchisees and by regulating illegal discrimination among franchises with regard to charges, royalties or fees. To date, those laws have not kept us from seeking franchisees in any given area and have not affected our operations.

         All of our stores comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors and difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store. In addition, we comply with the Fair Labor Standard Act and various state laws governing matters such as minimum wage, overtime and other working conditions. We also comply with the provisions of the Americans with Disabilities Act of 1990, which generally requires that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities.

EMPLOYEES

         As of January 28, 2000, we employed approximately 340 full-time and approximately 800 part-time employees. We consider our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

         (d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         Since its inception, all of our revenues have been derived from, and all of our assets have been located in, the United States.

ITEM 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

         Paper Warehouse makes written and oral statements from time to time regarding its business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations and others, and discussions with our management and other Company representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statements made by us or on our behalf speak only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or
(ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

         In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf. Some of these important factors, but not necessarily all of the important factors, include the following:

WE HAVE EXPERIENCED LOSSES AND MAY NOT BE PROFITABLE

         We incurred a net loss of $4.4 million for fiscal 1999, a net loss of $521,000 for fiscal 1998 and a pro forma net loss of $207,000 for fiscal 1997. Excluding the $4.0 million pre-tax repositioning charge recorded in fiscal 1999, we attribute these losses principally to:

         - an immature store basis stemming from the opening of 27 Company-owned stores during fiscal 1998, 10 of which were franchise stores that were purchased, and 8 stores during fiscal 1999

         - increases in competition among party supplies and paper goods retailers in our geographic markets

         - increases in store labor expenses due to the rise in the average hourly wage rates and the additional staff needed to support our growth

         - increases in general and administrative expenses necessary to support our store base and to continue to build our infrastructure

         - increases in interest expense related to our fiscal 1999 issuance of $4.0 million convertible subordinated debt in addition to the amortization of deferred financing costs related to fiscal 1999 financing activities

         - operational and start-up costs of our e-commerce business of approximately $1.4 million, excluding the impairment charge

         - increases in the amortization expense related to goodwill from our purchases of franchise stores

         - expenses associated with a canceled acquisition and repayment of debt in fiscal 1997

         We cannot assure you that we will generate sufficient revenues, or control operating expenses, to achieve or sustain profitability in future years. If we are unable to achieve profitability in the near future, we may not be able to realize our deferred tax assets of approximately $3.4 million at January 28, 2000, and we may be required to reserve for a portion of, or write off, these assets.

WE MAY NOT HAVE SUFFICIENT OPERATING CAPITAL AVAILABLE TO OPERATE OUR BUSINESS

         As a result of the continuing liquidity needs of our business, borrowing limits and a default in our revolving credit facility, a breach and possible "Event of Default" in connection with our outstanding subordinated debentures and the possibility of continuing operating losses in our business, it is possible that we may not have available to us adequate liquidity to meet all of the operating cash needs of our business. In the event that we can not meet our cash needs, we may be forced to seek protection from our creditors under the bankruptcy laws.

WE MAY NOT BE ABLE TO PROFITABLY GROW OUR BUSINESS

         In order to profitably grow our business we need to increase sales in our existing markets and open stores in new markets. Opening additional Company-owned stores in existing markets could reduce sales from our stores located in or near those markets and stores opened in new markets may not be profitable. In addition, the opening of additional stores could put additional strain on our existing store base to leverage the new stores' fixed cost structure.

WE MAY NOT BE ABLE TO EFFECTIVELY EXECUTE OUR LONG-TERM GROWTH STRATEGY

         Our long-term growth strategy requires effective planning and management. Once a new geographic market is identified, we must obtain suitable store sites on acceptable terms. Also, the competitive and merchandising challenges we face in new geographic markets may be different from the challenges we face in our existing geographic markets. We may have to adapt to regional tastes and customs and compete against established and familiar local businesses with innovative or unique techniques for marketing party supplies and paper goods. Entering new markets may also place significant demands on our management, financial controls, operations and information systems. This may cause us to incur higher costs relating to marketing and operations. Expansion will require an increase in our personnel, particularly store managers and sales associates, to operate our new stores.

OUR PLANS TO REMODEL AND RELOCATE STORES MAY REDUCE PROFITABILITY

         In fiscal 2000 we plan to remodel approximately 2 stores and relocate 3 existing stores. This plan is subject to several risks, including:

         -    the loss of sales during the remodeling or relocation period

         -    cost overruns of the remodeling or relocation

         - failure to achieve increased sales after the remodeling or relocation

         We remodel our stores periodically to maintain a fresh look for the customer, standardize store layout and fixtures, and improve merchandise presentation. Remodeling may be as simple as repainting or creating new signage to as extensive as conducting a total makeover. We relocate a store when it is too small and there is no room to expand at the existing location or when a store is not performing in its present location and a better location is available.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND SUPPORT OUR LONG-TERM GROWTH STRATEGY

         We believe that the combination of cash flow from operations and available borrowing capacity under our $15.0 million, 3-year revolving credit facility, will be adequate to handle our cash requirements through fiscal 2000. We may, however, need to raise additional capital in the future to fund our operations and support our long-term growth. Financial difficulties of our competitors and our recent losses may affect our ability to obtain financing. In addition, additional financing may not be available, or may not be available on favorable terms. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, implement our long-term growth strategy, take advantage of future opportunities or respond in a timely manner to competitive pressures.

OUR ANNUAL RESULTS ARE DEPENDENT ON SECOND AND FOURTH QUARTERS

         We generate a significant portion of our operating income in our second and fourth fiscal quarters because of the seasonality of our revenues and promotional expenses. Any factor that negatively affects our revenues or increases our operating expenses during the second and fourth fiscal quarters could negatively affect our annual results of operations. As a result of the seasonality of our revenues, we expect to incur a loss in the first quarter of fiscal 2000 and for the first quarter of each fiscal year in the foreseeable future. Although we typically realize strong sales during the third quarter, due to increased promotional activities, we have historically experienced reduced operating income for this quarter.

COMPETITION MAY REDUCE OUR REVENUES AND OPERATING INCOME

         Increased competition by existing or future competitors may reduce our sales and cause us to incur a loss. As a result of competition from other specialty party supplies and paper goods retailers, we have experienced reduced sales growth in our existing stores and incurred additional marketing and promotional expenses. Our stores compete with a variety of smaller and larger retailers, including:

         - specialty party supplies and paper goods retailers, including other party superstores

         -    card shops and designated departments in mass merchandisers

         -    discount retailers

         -    toy stores

         -    drug stores

         -    supermarkets

         -    department stores

         -    other Internet retailers

         Many of our competitors have substantially greater financial and personnel resources than we do. Some of our competitors have been, or may be, funded by certain members of the vendor community. We may also encounter additional competition from new entrants in the future in our existing markets.

OUR BUSINESS DEPENDS ON CONTINUED GOOD RELATIONS WITH OUR SUPPLIERS

         Our failure to maintain good relationships with our principal suppliers or the loss of our principal suppliers would hurt our business. In fiscal 1999, our largest supplier accounted for approximately 17% of our purchases and our 5 largest suppliers represented approximately 51% of our purchases. Many of our principal suppliers currently provide us with incentives like volume purchasing allowances and trade discounts. If our suppliers were to reduce or discontinue these incentives, prices from our suppliers would increase and our profitability would be reduced. We do not have long-term contracts with any of our suppliers, and any supplier could discontinue selling to us at any time.

WE NEED TO ATTRACT AND RETAIN QUALITY EMPLOYEES

         Our success depends on attracting and retaining a large and growing number of quality employees, including key employees. Many of our employees are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, minimum wage legislation and changing demographics.

WE MAY MOVE TO THE NASDAQ SMALLCAP MARKET

         On January 31, 2000, the NASDAQ Stock Market notified us that we were not in compliance with one of its maintenance standards requiring that we maintain at least $5.0 million of "public float" -- the total market value of our common stock held by shareholders who are not insiders. The NASDAQ Stock Market also informed us that we had 90 calendar days to regain compliance with this standard. Based on the number of our shares owned by non-insiders, for us to meet this standard, the closing bid price of our common stock must average at least $1.85 for at least 10 consecutive trading days within the 90-day period. NASDAQ informed us that if we did not meet the standard before May 1, 2000, it could delist our stock as early as the opening of business on May 3, 2000. Based on recent trading prices, it will not be possible for our common stock price to meet the required average of $1.85 during the allowed time frame and, accordingly, we are in the process of applying for quotation on the NASDAQ SmallCap Market. If our common stock were to trade at less than $1.00 per share for 30 consecutive business days, it would not be eligible for quotation on the NASDAQ SmallCap Martket either. In that event, quotations of our common stock would likely be reported on the NASDAQ bulletin board. Any move of our common stock from the NASDAQ National Market could cause the market price of our common stock to decline and could make it more difficult to buy and sell our common stock.

A FAILURE IN EXECUTING OUR FRANCHISE PROGRAM MAY REDUCE OUR PROFITABILITY

         Our continued growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees. It also depends upon the ability of those franchisees to operate their stores successfully and promote and develop the Paper Warehouse store concept. During fiscal 2000 we plan to establish approximately 10 new franchise stores. Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her store independently. Various laws limit our ability to influence the day-to-day operations of our franchise stores. We cannot assure you that franchisees will be able to operate Paper Warehouse stores successfully and in a manner consistent with our concepts and standards. As a result, our franchisees may operate their stores in a manner that reduces the gross revenues of these stores, and therefore reduces our franchise revenues.

         Paper Warehouse, as a franchisor, is subject to both regulation by the Federal Trade Commission and state laws regulating the offer and sale of franchises. These regulations limit our ability to terminate or refuse to renew franchises. Our franchisees are also subject to labor laws, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Our failure to obtain or maintain approvals to sell franchises, or a franchisee's violation of any labor law, could cause us to lose or reduce our franchise revenues.

A CHANGE IN CONSUMER PREFERENCES COULD NEGATIVELY AFFECT OUR BUSINESS

         If consumer demand for single-use, disposable party goods were to diminish, the party supplies and paper goods industry and our revenues would be negatively affected. For example, if cost increases in raw materials such as paper, plastic, cardboard or petroleum were to cause our prices to increase significantly, consumers might decide to forgo the convenience associated with single-use, disposable products and use standard dinnerware and flatware. Similarly, changes in consumer preferences away from disposable products and in favor of reusable products for environmental or other reasons could reduce the demand for our products.

REGIONAL RISKS MAY AFFECT OUR BUSINESS

         Because our operations are located principally in eight metropolitan areas, we are subject to certain regional risks, such as the economy, weather conditions, natural disasters and government regulations. If any region in which we operate stores were to suffer an economic downturn or other adverse regional risks were to occur, our sales and profitability could decline and our ability to implement our growth strategy would be hindered.

OUR INTERNET STRATEGY IS NOT LIKELY TO BE PROFITABLE

         Although we have scaled-back the extent of, and minimized our financial exposure to, our e-commerce venture, operation of the website still requires management's ongoing attention and the dedication of our merchandising, accounting and information systems departments. In addition, although we have made attempts to minimize the financial impact of the web store, there are still incremental costs to operate the site. Our website is not likely to generate any profits and we are not likely to recapture the money invested in our Internet strategy.

OUR FORMER STATUS AS AN S-CORPORATION COULD EXPOSE US TO LIABILITY

         From February 1993 to November 1997, we were treated as an S-Corporation under the Internal Revenue Code of 1986. In connection with the completion of our initial public offering, we converted to a C-Corporation. If the IRS or any state taxing authority were to challenge our prior S-Corporation status, we could be liable to pay corporate taxes on our income, at the effective corporate tax rate, for all or a part of the period we were an S-Corporation, plus interest and possibly penalties.

WE NEED TO ANTICIPATE AND RESPOND TO MERCHANDISING TRENDS

         Our success depends in part on our ability to anticipate and respond in a timely manner to changing merchandise trends and consumer demands. We make merchandising decisions well in advance of the seasons during which we will sell the merchandise. As a result, if we fail to identify and respond quickly to emerging trends, consumer acceptance of the merchandise in our stores could diminish and we may experience a reduction in revenues. We sell certain licensed products that are in great demand for short time periods, making it difficult to project our inventory needs for these products. Significantly greater or less-than-projected product demand, particularly for our juvenile licensed products, could lead to one or more of the following:

         -    lost sales due to insufficient inventory

         -    higher carrying costs associated with slower turning inventory

         - reduced or eliminated margins due to mark downs on excess inventory

OUR INDEBTEDNESS COULD NEGATIVELY AFFECT OUR FINANCIAL POSITION

         As of January 28, 2000, we had approximately $13.5 million of borrowings outstanding, which includes amounts outstanding under our revolving line of credit, capital leases, our mortgage and our subordinated debt. We may incur additional indebtedness, and realize increased interest expense, in the future. Our level of indebtedness could:

         -    impair our ability to obtain additional financing

         - cause a substantial portion of our cash flow from operations to be spent on principal and interest payments

         -    affect our ability to fund our operations

         - make us more vulnerable to industry downturns and competitive pressures

         - prevent us from making interest and principal payments on our debt obligations

         - prevent us from meeting certain financial tests contained in our debt obligations, which could lead to a default on those obligations

         We are currently in breach of two financial covenants in the indenture under which our subordinated debentures were issued and are in default under our revolving line of credit as a result of a cross-default provision. Although we intend to seek a waiver and amendments from the debenture holders, we may not be successful. In the event repayment of the credit line or the debentures were to be accelerated, we would not have the funds available to satisfy such obligations.

CONTROL BY MANAGEMENT

         As of March 1, 2000, Yale T. Dolginow, President and Chief Executive Officer owned or had the right to vote and control the disposition of 41.3% of our outstanding Common Stock. Accordingly, Yale T. Dolginow may have the ability to elect the Company's directors and determine the outcome of other corporate actions requiring shareholder approval. Such control could have the effect of delaying, deferring or preventing a change in control of the Company.

ITEM 2.  PROPERTIES.

         We own a 23,000 square foot building in a suburb of Minneapolis, Minnesota, in which our headquarters are located. During 1999, we refinanced this corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest at 7.125%, through May 2009, and is secured by a first mortgage on our office headquarters.

         On February 23, 2000, Yale Dolginow, our Chairman and Chief Executive Officer signed a letter of intent to purchase our corporate office building at fair market value, to be determined by an outside appraisal. The transaction is contingent upon a satisfactory purchase and lease agreement, is subject to financing and is expected to be completed by the end of the second quarter of fiscal 2000. For further discussion on the impact to the Company, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We lease a 17,000 square foot building in a suburb of Minneapolis, Minnesota for warehouse space. We lease all the locations for our 102 Company-owned stores. We anticipate that our new Company-owned stores will typically have ten-year leases with at least one five-year renewal option.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any material litigation nor are we aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 28, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL

         The following table contains certain information about our directors and executive officers as of March 1, 2000:

NAME                                            AGE                                 POSITION
----                                            ---                                 --------
Yale T. Dolginow ...................            57          President, Chief Executive Officer and Chairman of the
                                                            Board
Cheryl W. Newell....................            46          Vice President and Chief Financial Officer
Steven R. Anderson..................            53          Vice President and Chief Information Officer
Steven P. Durst.....................            31          Vice President of Merchandising
Arthur H. Cobb......................            49          Director
Diane C. Dolginow...................            56          Secretary and Director
Marvin W. Goldstein.................            56          Director
Jeffrey S. Halpern..................            57          Director
Martin A. Mayer.....................            57          Director

         The following table contains certain information about other key personnel as of March 1, 2000:

NAME                                            AGE                                 POSITION
----                                            ---                                 --------
Michael A. Anderson.................            39          Vice President of Franchising
Kristen Lenn........................            32          Vice President of Human Resources
Willard V. Lewis....................            63          Vice President of Store Development
Carol A. Nelson.....................            49          Vice President of Stores
Diana G. Purcel.....................            33          Controller

         YALE T. DOLGINOW currently serves as President, Chief Executive Officer and a director and was part of the original management team that purchased the Paper Warehouse business in 1986. Mr. Dolginow has been in the retail business since 1968 and has served in various capacities with numerous retail and mail-order companies, such as President and Chief Executive Officer of Carlson Catalog Showrooms, Inc., Assistant to the President of Dayton Hudson Corporation, k/n/a Target Corporation, President of Modern Merchandising, Inc. and Chief Executive Officer and President of Dolgin's, Inc. Mr. Dolginow and Diane C. Dolginow are husband and wife.

         CHERYL W. NEWELL currently serves as Vice President and Chief Financial Officer and joined us in August 1997. From 1991 to August 1997, Ms. Newell was a Vice President with the Corporate Banking Group at U.S. Bancorp, a bank holding company, responsible for management of desktop technology, disaster recovery and training and development. From 1986 to 1991, Ms. Newell was a Vice President with Citicorp, a bank holding company. From 1976 to 1986, Ms. Newell was a Vice President at Norwest Bank k/n/a Wells Fargo Corporation.

         STEVEN R. ANDERSON currently serves as Vice President and Chief Information Officer of the Company and joined us in December 1998. From May 1997 until June 1998, Mr. Anderson was Senior Vice President and Chief Information Officer for County Seat, a publicly held specialty soft goods retailer. From 1986 to 1997, Mr. Anderson held a number of information systems positions, including Senior Vice President and Chief Information Officer at Best Buy Co., a publicly-held specialty retailer.

         STEVEN P. DURST currently serves as Vice President of Merchandising and joined us in 1995. Mr. Durst joined us as Director of Information Systems, became Vice President of Information Systems in 1997 and assumed his current position in 1998. From 1995 to 1997 Mr. Durst served as Director of Information Systems for the Company. From 1990 to 1995 Mr. Durst was employed by Exxon Corporation where he performed various engineering and business planning functions. Mr. Durst is the son-in-law of Mr. and Mrs. Dolginow.

         ARTHUR H. COBB has served as a director since 1992. He is a consultant and certified public accountant. Since 1978, he has been engaged in providing financial consulting services and is President of Cobb & Associates, Ltd. Mr. Cobb was a partner with Peat Marwick Mitchell & Co., k/n/a KPMG LLP, a public accounting firm.

         DIANE C. DOLGINOW currently serves as our Secretary and a director and joined us in 1986. Ms. Dolginow was a director of Dolgin's Inc. from 1968 to 1976, and since 1994 has been a director on the National Advisory Board of the School of Education at University of Kansas. Ms. Dolginow and Mr. Dolginow are husband and wife.

         MARVIN W. GOLDSTEIN has served as a director since 1996. Mr. Goldstein is currently a private investor. From April 1997 through August 1997, Mr. Goldstein was Executive Vice President and Chief Operating Officer of Regis Corp., a national chain of hair salons. From August 1995 through April 1997, Mr. Goldstein was Chairman of the Board, Chief Executive Officer and President of Pet Food Warehouse, Inc., a specialty retailer. From February 1988 to September 1994, Mr. Goldstein served in various positions at the Department Store Division of Dayton Hudson Corporation, k/n/a Target Corporation, including President and Chief Operating Officer, Chairman and Chief Executive Officer. Mr. Goldstein is a director, and serves on the compensation committee, of each of the following companies: Ali-Mac, A.R.C.A., Inc., Buffet's, Inc, Fieldworks, Inc., Greenspring Company, KBGear, Kidboard, Inc., Red Tag.com, and Wilson's, The Leather Experts. With the exception of A.R.C.A., Inc., Buffets, Fieldworks, Inc. and Wilson's The Leather Experts, all of the foregoing companies are privately held.

         JEFFREY S. HALPERN has served as a director since 1997. He has been Chairman of the Board and Chief Executive Officer of Southwest Casino and Hotel Corp. since 1993. Mr. Halpern was a partner in the law firm of Popham, Haik, Schnobrich & Kaufman, Ltd. from 1989 until 1993, and a founding partner of Halpern & Druck from 1980 to 1989.

         MARTIN A. MAYER has served as a director since 1992. He has been an independent financial consultant since 1992. Mr. Mayer was a partner with Peat Marwick Mitchell & Co., k/n/a KPMG LLP, a public accounting firm, from 1973 until 1992. Mr. Mayer is a certified public accountant.

         MICHAEL A. ANDERSON currently serves as Vice President of Franchising and joined us in 1991. Mr. Anderson joined us as Controller and assumed his current position in 1999. From 1987 to 1991, Mr. Anderson was an accountant at Luri, Eiger, Besikof & Company, a Minneapolis public accounting firm. From 1982 to 1986, Mr. Anderson was a staff accountant with Marvin O. Anderson, LPA, a public accounting firm located in Minnesota.

         KRISTEN LENN currently serves as Vice President of Human Resources and joined us in August 1997. From 1994 to 1997, Ms. Lenn was a Senior Consultant with McGladrey & Pullen LLP a public accounting firm, and provided a wide range of human resources services to clients.

         WILLARD V. LEWIS currently serves as Vice President of Store Development and joined us in 1992. Mr. Lewis joined us as Director of Development and assumed his current position in 1997. From 1990 to 1992, Mr. Lewis served as Vice President of Network Facilities Professionals, Inc., a Minnesota-based computer software firm. Mr. Lewis was employed by Dolgin's, Inc. from 1970 to 1985.

         CAROL A. NELSON currently serves as Vice President of Stores and joined us in 1994. Ms. Nelson joined us as Director of Stores and held this position until she assumed her current position in 1997. From 1992 to 1994, Ms. Nelson was Director of Stores of CBR, Inc., a privately owned retailer, specializing in airport retail. From 1976 to 1992, Ms. Nelson served as a District Manager, managing 17 stores in a five-state area, for Best Products, Inc.

         DIANA G. PURCEL currently serves as Controller and joined us in April 1999. She is a certified public accountant. Before joining the Company and since March 1998, Ms. Purcel was Divisional Controller for Corporate Planning and Reporting for Damark International, Inc. From 1994 to 1998, Ms. Purcel was a Senior Analyst with Dayton Hudson Corporation, k/n/a Target Corporation. Prior to joining Dayton Hudson Corporation and since 1988, Ms. Purcel was a senior auditor with Arthur Andersen LLP.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) MARKET INFORMATION

         Our shares of Common Stock have traded on the NASDAQ National Market under the symbol "PWHS" since November 25, 1997. The following table summarizes the high and low closing sale prices per share of our Common Stock for the periods indicated, as reported on the NASDAQ National Market. These prices do not include commissions, mark-ups or markdowns.

         Fiscal Year 1999                                                    High                      Low
         ----------------                                                    ----                      ---
         First Quarter........................................               $2.25                    $1.69
         Second Quarter.......................................                3.06                     1.70
         Third Quarter........................................                2.50                     1.50
         Fourth Quarter.......................................                2.19                     1.38
         Fiscal Year 1998                                                    High                      Low
         ----------------                                                    ----                      ---
         First Quarter........................................               $7.00                    $4.63
         Second Quarter.......................................                5.25                     3.88
         Third Quarter........................................                4.13                     1.69
         Fourth Quarter.......................................                3.00                     2.02

         (b) HOLDERS

           As of April 7, 2000 we had approximately 160 holders of record of our Common Stock.

         (c) DIVIDENDS

         We have never declared or paid any cash or stock dividends with respect to our Common Stock, as it is our policy, and the policy of our Board of Directors, to retain any earnings to provide for our continued growth and development.

         (d) RECENT SALE OF UNREGISTERED SECURITIES

         We did not engage in any unregistered sales of equity securities during our fiscal year ended January 28, 2000.

ITEM 6.  SELECTED FINANCIAL DATA.

         The Selected Financial Data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The Selected Financial Data as of and for the fiscal year ended January 28, 2000 have been derived from our Consolidated Financial Statements as audited by Grant Thornton LLP, independent certified public accountants. The Selected Financial Data as of and for the four years ended January 29, 1999 have been derived from our Consolidated Financial Statements as audited by KPMG LLP, independent certified public accountants.

                     SUMMARY OF FINANCIAL AND OPERATING DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Fiscal Year
                                                   --------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                             1999         1998         1997       1996         1995
                                                          ----         ----         ----       ----         ----
   Revenues......................................      $82,371      $63,491      $52,949      $43,002      $33,478
   Repositioning charge..........................        3,962          ---          ---          ---          ---
   Operating (loss) income.......................       (6,496)        (667)         889        2,080        1,781
   Net (loss) income.............................       (4,449)        (521)        (191)       1,303        1,286
   Basic and diluted net loss per share..........         (.96)        (.11)         ---          ---          ---
   Pro forma net (loss) income (1)...............          ---          ---         (207)         808          797
   Pro forma diluted net (loss) income per
     share (1)...................................          ---          ---         (.08)         .32          .32

OTHER DATA:
   Number of stores open at yearend:
     Company-owned stores........................          102           97           73           64           55
     Franchise stores............................           47           46           51           50           53

     Comparable store sales increase (2).........         9.5%         2.9%         9.7%         9.0%        13.6% (3)

BALANCE SHEET DATA:
   Working capital...............................      $ 4,701      $ 5,369       $9,383       $1,701        $ 925
   Total assets..................................       37,389       30,453       21,017       16,270       14,934
   Total debt (4)................................       13,467        8,808        1,753       11,240        8,021
   Total stockholders' equity....................        9,641       14,090       14,594        1,793        3,124

-----------------------
(1) For the period February 1, 1993 through November 28, 1997, we were an S-Corporation and not generally subject to corporate income taxes. The Statement of Operations data during this period reflects a pro forma provision for income taxes as if the Company was subject to corporate income taxes for such periods. This pro forma provision for income taxes is computed using a combined federal and state tax rate of 38%.

(2) Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations.

(3) For purposes of computing the increase in comparable store sales, this computation assumes fiscal 1995 was a 52-week year.

(4) Total debt consists of total current and long-term debt, including capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements contained in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in Item 1A. and elsewhere in this report and our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with "Selected Financial Data" (Item 6) and our financial statements and related notes appearing elsewhere in this report.

OVERVIEW

         We are a growing chain of retail stores specializing in party supplies and paper goods. We operate 102 stores in ten states throughout the central and western regions of the United States under the names PAPER WAREHOUSE and PARTY UNIVERSE, and operate a web site under the name PARTYSMART.COM. We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987. In growing the number of Company-owned stores, we employ a strategy of clustering stores in our principal markets to:

         -   provide our customers with convenient store locations

         -   expand our total market share

         -   achieve favorable economies of scale

         We completed an initial public offering in late 1997, selling 1,985,800 shares of our common stock and raising net proceeds of $13.1 million. The proceeds from that offering were used to retire our existing revolving line of credit, prepay subordinated debt and retire other existing indebtedness. The balance of the proceeds was used to finance new store openings and fund operations.

         Before November 1997, we elected to be treated for federal and state income tax purposes as an S-Corporation under the Internal Revenue Code of 1986 and comparable state tax laws. For the purpose of discussion and analysis, we have presented a pro forma tax provision to arrive at pro forma net income for the applicable years. These pro forma amounts represent what the income tax provision and the net income would have been if we had been a C-Corporation and thus subject to federal income taxation for the entire period. This pro forma provision was computed using a combined federal and state income tax rate of 38%.

     REVENUES
     --------

         Total revenues consist of retail sales from our Company-owned stores and E-commerce web site, and franchise related fees. Franchise related fees include royalties we receive on sales, generally 4% of the store's sales, and initial franchise fees, recognized at the time the franchisee signs a lease for a store, at which time we have substantially performed all of our services. Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations.

         COSTS AND EXPENSES
         ------------------

         Costs of products sold and occupancy costs include the direct cost of merchandise, plus handling and distribution, and certain occupancy costs.

         Store operating expenses include all costs incurred at the store level, including store payroll and related benefits, advertising and credit card processing fees.

         General and administrative expenses include corporate administrative expenses for Company-owned stores, expenses relating to franchising, such as payroll, legal, travel and advertising, and non-capitalizable costs associated with PartySmart.com.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, certain costs and expenses as a percentage of total revenues and retail sales:

                                                                                FISCAL YEAR ENDED
                                                              -------------------------------------------------------
                                                               JANUARY 28,         JANUARY 29,         JANUARY 30,
                                                                   2000                1999                1998
                                                              ---------------     ---------------     ---------------
Costs of products sold and occupancy costs:
     as % of total revenues............................                67.2%               65.0%               66.0%
     as % of retail sales..............................                68.2%               66.3%               67.5%

Store operating expenses:
     as % of total revenues............................                23.7%               23.9%               21.7%
     as % of retail sales..............................                24.0%               24.4%               22.2%

General and administrative expenses:
     as % of total revenues............................                12.2%               12.2%               10.6%
     as % of retail sales..............................                12.4%               12.4%               10.8%

Number of Company-owned stores.........................                 102                  97                  73

FISCAL YEAR ENDED JANUARY 28, 2000 (FISCAL 1999) COMPARED TO FISCAL YEAR ENDED JANUARY 29, 1999 (FISCAL 1998)

         REVENUES
         --------

         RETAIL SALES. Retail sales of $81.1 million for fiscal 1999 increased $18.9 million, or 30.4%, over retail sales of $62.2 million for fiscal 1998. The year-over-year increase reflects the larger store base at the end of fiscal 1999 and the continued maturation of 27 stores opened during fiscal 1998, 10 of which were purchased franchise stores. Of this increase, approximately $13.1 million is the result of existing store growth and approximately $5.8 million is attributable to an increase in comparable store sales. Sales from our Internet web site, which became operational in September 1999, were not significant. During fiscal 1999, we opened 8 and closed 3 Company-owned stores, bringing the total to 102 as of January 28, 2000. Comparable store sales for fiscal 1999 increased 9.5% over the prior year comparable period. This growth rate compares favorably to a comparable store sales increase of 2.9% for fiscal 1998.

         FRANCHISE RELATED FEES. Fiscal 1999 franchise related fees of $1.2 million decreased 2.3% from fees of $1.3 million for fiscal 1998. The year-over-year decrease reflects our purchases throughout fiscal 1998 of 10 franchise stores, reducing our royalties received on product sales from franchise stores. For both fiscal 1999 and 1998, royalty payments averaged 4% of franchise store sales. During fiscal 1999, two franchise stores opened and one franchise store closed, bringing the total franchise stores to 47 as of January 28, 2000, compared to 46 at the end of fiscal 1998.

         COSTS AND EXPENSES
         ------------------

         COST OF PRODUCTS SOLD AND OCCUPANCY COSTS. Cost of products sold and occupancy costs totaled $55.3 million or 68.2% of retail sales for fiscal 1999, as compared to $41.3 million or 66.3% of retail sales for fiscal 1998. The increase in this expense category primarily reflects higher occupancy costs, resulting from the increased store base as well as the annualization of occupancy costs for our Seattle market, which carries higher occupancy costs as compared to our other markets. We have also experienced slight increases in the cost of our products. On February 23, 2000 we entered into a letter of intent with our Chairman and CEO pursuant to which he is to purchase our corporate office building at fair market value, to be determined by an outside appraisal. If this transaction is completed, we would then lease the facility from him at fair market rates, and as a result, would realize increased occupancy costs over the term of the agreement. The transaction is contingent upon a satisfactory purchase and lease agreement, is subject to financing and is expected to be completed by the end of the second quarter of fiscal 2000.

         STORE OPERATING EXPENSES. Store operating expenses for fiscal 1999 were $19.5 million or 24.0% of retail sales, as compared to $15.2 million or 24.4% of retail sales for the comparable period in the prior year. The decrease in the percentage was primarily attributable to the continued maturation of our store base and the ability to leverage year-over-year increases in store labor, advertising and store operating expenses. We continue to realize higher wage rate pressure due to the tightness of certain labor markets.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $10.1 million and $7.7 million for fiscal 1999 and fiscal 1998, respectively, with both years at 12.2% of total revenues. The dollar increase is primarily the result of higher payroll and benefit costs resulting from the addition of several corporate positions necessary to support our growth. In addition, the increase also reflects approximately $1.4 million of start-up and operational costs associated with our Internet strategy. Over the next twelve-months, we expect general and administrative expenses to remain relatively flat as our store base continues to mature and we better leverage our expense structure.

         REPOSITIONING CHARGE. During the fourth quarter of fiscal 1999, we recorded a pre-tax repositioning charge of approximately $4.0 million, or $.51 per share, net of tax, consisting of:

         - reserves for stores to be-closed, previously closed and to-be relocated

         - impairment charges on long-lived assets associated with closed stores

         -   an impairment charge associated with our Internet website asset

         RESERVES FOR STORES. In response to operating losses, and in an attempt
         --------------------
to strengthen our competitive position and improve long-term results, during fiscal 1999, we organized a "challenge-store" committee comprised of various members of management to review the profitability of our portfolio of stores. During the fourth quarter of fiscal 1999, this committee adopted a plan to close four under-performing stores, and we recorded a pre-tax charge of approximately $1.7 million for the closing of these stores. This amount consists primarily of reserves for the remaining lease obligations for these stores, net of expected sublease payments. We anticipate the closing of these stores to be completed within the first half of fiscal 2000. Net sales and operating losses for the four stores to be closed during fiscal 2000 were approximately $1.7 million and ($273,000) for fiscal 1999, $1.2 million and ($244,000) for fiscal 1998 and $177,000 and ($65,000) for fiscal 1997. We have also reserved approximately $600,000 for the remaining lease obligations, net of expected sublease payments, for one store to be relocated during the first quarter of fiscal 2000 and approximately $700,000 for a change in the estimate of the net remaining lease obligations for four stores that were previously closed. We have recorded a total reserve liability of $3.0 million. The provision represents the only activity in this liability account for fiscal 1999 and can be seen in Schedule II - Valuation and Qualifying Accounts included in
Item 14. The store reserves represent our best estimate of the required future cash outlays. We will endeavor to mitigate these future cash flows, however, by subletting the vacant properties as soon as is practically possible.

         IMPAIRMENT CHARGES ON LONG-LIVED ASSETS. The repositioning charge
         ----------------------------------------
additionally reflects write-downs of approximately $200,000 related to furniture and fixtures and goodwill associated with stores to be closed. In addition, in response to current and projected operating losses for our Internet venture and a significant change in the e-commerce competitive advertising environment, during the fourth quarter of fiscal 1999, we performed a review of the long-lived assets associated with PartySmart.com, for impairment. As a result of this review, we concluded that the asset value of our Internet website, consisting primarily of capitalized internally developed software costs, was not fully recoverable and we hired an outside firm to perform an appraisal. As a result of this appraisal, and in accordance with SFAS No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we recorded a pre-tax impairment charge of approximately $800,000 to reflect the related assets of PartySmart.com at their fair market value. Our website is still operational, although it is our intention to scale-back the time and financial investment in this Internet venture. We are in the process of correcting certain navigational as well as other functional problems with the website.

         INTEREST EXPENSE. For fiscal 1999, interest expense of approximately $1.2 million, or 1.4% of total revenues, increased $928,000 over interest expense for fiscal 1998. The increase over prior year reflects borrowings from our revolving credit facility, necessary to fund working capital requirements, in addition to our public sale of convertible subordinated debentures. Interest expense also increased due to the amortization of the deferred financing costs related to our financing activities during fiscal 1999. In comparison, we did not borrow under our revolving credit facility during the first five months of fiscal 1998. We expect interest expense to increase throughout fiscal 2000, primarily due to a higher level of borrowing necessary to support a larger store base, recent increases in the prime rate, and the impact from a full year annualization of our $4.0 million of convertible subordinated debentures, bearing interest at 9%. Interest expense should also increase as a result of the full year annualization of the amortization of deferred financing costs related to our fiscal 1999 financing activity.

         OTHER INCOME, NET. Other income, net of other expense, of approximately $368,000 for fiscal 1999 reflects the receipt of approximately $250,000 from a landlord as consideration for terminating the lease on a store.

         NET LOSS. As a result of the factors discussed above, we realized a net loss of approximately $4.4 million in fiscal 1999 as compared to a net loss of $521,000 for fiscal 1998.

FISCAL YEAR ENDED JANUARY 29, 1999 (FISCAL 1998) COMPARED TO FISCAL YEAR ENDED JANUARY 30, 1998 (FISCAL 1997)

         REVENUES
         --------

         RETAIL SALES. Retail sales of $62.2 million for fiscal 1998 increased 20.1% over retail sales of $51.8 million for fiscal 1997, primarily due to an increase in the number of Company-owned stores from 73 at the end of fiscal 1997 to 97 at the end of fiscal 1998. Approximately $9.3 million was attributable to new, existing and remodeled Company-owned stores and approximately $1.1 million of the increase was attributable to comparable store sales increases. During fiscal 1998, we opened 17 company-owned stores, purchased 10 franchise stores, and closed 3 stores. Fiscal 1998 comparable store sales increased 2.9% over the prior period.

         FRANCHISE RELATED FEES. The number of franchise stores decreased to 46 stores at the end of fiscal 1998 from 51 franchise stores at the end of fiscal 1997. Nine new franchise stores were opened, ten franchise stores were sold, two franchise stores were closed and two franchise stores were terminated. Franchise fees of $1.3 million for fiscal 1998 increased 9.5% over $1.2 million of franchise related fees for fiscal 1997, reflecting higher initial franchise fees due to an increase in the number of franchise store openings in fiscal 1998. The increase in these initial fees was augmented by increased royalty payments resulting from increased sales in the franchise stores. For both fiscal 1998 and 1997, royalty payments averaged 4% of sales in the franchise stores.

         COSTS AND EXPENSES
         ------------------

         COST OF PRODUCTS SOLD AND OCCUPANCY COSTS. Cost of products sold and occupancy costs were $41.3 million or 66.3% of retail sales for fiscal 1998, as compared to $35.0 million or 67.5% of retail sales for fiscal 1997. The decrease in the percentage relates primarily to one-time events that decreased the cost of product.

         STORE OPERATING EXPENSES. Store operating expenses for fiscal 1998 were $15.2 million or 24.4% of retail sales, as compared to $11.5 million or 22.2% of retail sales for fiscal 1997. The increased percentage was primarily attributable to increases in store labor, and secondarily to increased store operating expenses, with the largest increase coming from the payroll and related benefits expense categories. The average hourly wage rate increased due to tightness in labor markets.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $7.7 million or 12.2% of total revenues in fiscal 1998 compared to $5.6 million or 10.6% of total revenues for fiscal 1997. The increase in general and administrative expenses is primarily attributable to increases in necessary infrastructure and additional staff to support the growing Company-owned store base. In addition, goodwill amortization increased due to our purchases during fiscal 1998 of franchise stores.

         INTEREST EXPENSE. Interest expense decreased $543,000 to $254,000, or .4% of total revenues in fiscal 1998 from $798,000 or 1.5% of total revenues, in fiscal 1997. We used the net proceeds from our initial public offering to repay certain bank debt, subordinated debt, and shareholder notes, and to fund new store growth. We did not borrow under our bank revolving line of credit until late in the second quarter of fiscal 1998.

         NET LOSS. As a result of the factors discussed above, we reported a net loss of $521,000 in fiscal 1998, which compares to a pro forma net loss of $207,000 in fiscal 1997. The pro forma net loss includes a benefit for federal and state income taxes.

         SUBSEQUENT EVENTS. On January 31, 2000, the NASDAQ Stock Market
         ------------------
notified us that we were not in compliance with one of its maintenance standards requiring that we maintain at least $5.0 million of public float, and that we have until May 1, 2000 to comply with this maintenance requirement. In order to comply, our common stock must trade above $1.85 for 10 consecutive trading days prior to May 1, 2000. NASDAQ informed us that if our common stock did not trade at this level for the required time period, they could delist our common stock as early as the opening of business on May 3, 2000. Based on recent trading prices, it would not be possible for our common stock price to meet the required average of $1.85 during the allowed time frame and accordingly, we are in the process of applying for quotation on the NASDAQ SmallCap market.

         On February 23, 2000, Yale Dolginow, our Chairman and Chief Executive Officer signed a letter of intent to purchase our corporate office building at fair market value, to be determined by an outside appraisal. The transaction is contingent upon a satisfactory purchase and lease agreement, is subject to financing and is expected to be completed by the end of the second quarter of fiscal 2000.

         On March 6, 2000, the Compensation Committee of the Board of Directors approved the repricing to $2.00 per common share of 424,300 options outstanding as of January 28, 2000, all of which were originally granted in excess of $2.00 per common share. The repricing of these options creates in substance a modification. Accordingly, these options will be treated as variable awards, and we will reflect changes in their value in the general and administrative expense line until the options are exercised or expire.

SEASONALITY

         Our results of operations have historically fluctuated from quarter to quarter because of variations in revenues and operating expenses. We generate a significant portion of our operating income in our second and fourth fiscal quarters because of seasonal events. Any factor that negatively affects our revenues or increases our operating expenses during the second and fourth fiscal quarters could negatively affect our annual results of operations. As a result of the seasonality of our revenues, we expect to incur a loss in the first quarter of each year for the foreseeable future. Although we typically realize strong sales during the third quarter, due to increased promotional activities, we have historically experienced reduced operating income for this quarter.

         Our results of operations also fluctuate from quarter to quarter as a result of the following:

         -    the timing of new store openings, remodels or relocations

         -    costs associated with new store openings, remodels or relocations

         -    expenses incurred to support our expansion strategy

LIQUIDITY AND CAPITAL RESOURCES

         Our primary capital requirements are for ongoing operations, consisting primarily of investments in our inventory, in addition to capital requirements necessary to support the continued growth of our information systems infrastructure and our store base. Our primary sources of liquidity have been:

         -    borrowings under our revolving line of credit

         - proceeds from financings such as our initial public offering and our public sale of convertible subordinated debt

         -    payment terms from venders

         -    cash from operations

         Our liquidity needs vary throughout the year as a result of the seasonal nature of our business. Our cash availability also fluctuates as a result of:

         - the level of our inventory, which primarily determines our line-of-credit borrowing capacity

         -   quarterly fluctuations in revenues and operating income

         -   timing of seasonal purchases

         -   timing of new store openings, remodels and/or relocations

         - intra-month cash needs for payment of rent, payroll and other operational payables

         Our liquidity as measured by our working capital was $4.7 million at January 28, 2000 compared to $5.4 million at January 29, 1999. Our current ratio was 1.3 to 1.0 at January 28, 2000 compared to 1.4 to 1.0 at January 29, 1999. The year-over-year change in our working capital and current ratio calculations primarily reflects higher inventory levels and enhanced accounts payable leveraging.

         Cash (used for) provided by operations for each of the last three fiscal years was approximately ($999,000) in fiscal 1999, ($1.3 million) in fiscal 1998 and $746,000 in fiscal 1997. The decrease in cash flows from operations for fiscal 1999 and fiscal 1998 compared to fiscal 1997 primarily reflects an increase in merchandise inventories and, to a lesser extent, increased operating losses in fiscal 1999 and fiscal 1998. Merchandise inventories increased approximately $3.9 million from the end of fiscal 1998, reflecting necessary purchases in order to support a larger store base. This inventory growth was partially funded by enhanced payable leveraging as reflected by a $2.9 million increase in accounts payable.

         Net cash used for investing activities was approximately $3.2 million for fiscal 1999, $6.7 million for fiscal 1998 and $2.5 million for fiscal 1997. Capital expenditures in fiscal 1999 of approximately $3.2 million included approximately $902,000 related to the opening of new stores. The remainder primarily represents expenditures necessary to develop and launch our Internet website. Our capital expenditures also reflect continual upgrades to our information systems infrastructure. We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies. During fiscal 1998, we had capital expenditures of approximately $4.3 million, including approximately $3.2 million related to new stores. Additionally, in fiscal 1998 we used approximately $2.2 million towards the purchase of 10 franchise stores. Capital expenditures in fiscal 1997 were approximately $2.4 million.

         We anticipate that we will spend an aggregate $1.7 million on capital expenditures during fiscal 2000. These capital expenditures will be for one new store opening, fixturing, remodeling or relocating existing stores, and continuing investments in information systems. We plan to open one new store, relocate three stores and remodel two stores in fiscal 2000. If the number of stores we plan to open, relocate or remodel increases or decreases, this estimate may change accordingly. Our plans may vary based upon the availability of suitable locations and the availability of acceptable terms. It is our intention to finance new store fixtures and equipment with long-term leases, assuming availability and reasonable terms. We may additionally seek to acquire existing stores from franchisees. At present, we have no agreement to acquire any franchise store. We expect that the average new store cost for a Company-owned store to be approximately $186,000, including approximately $131,000 for fixtures and equipment, including point-of-sale equipment, and $55,000 for store inventory, net of accounts payable. Pre-opening expenses are expensed as incurred. We seek to lease sites, of approximately 8,500 square feet, for our Company-owned stores rather than own real estate.

         Net cash provided by financing activities was $3.6 million for fiscal 1999, $6.9 million for fiscal 1998 and $3.5 million for fiscal 1997. Cash provided by financing activities in fiscal 1999 reflects the net proceeds received from the public offering of $4.0 million of convertible subordinated debentures, the refinancing of our mortgage and the financing of property and equipment. Cash provided by financing activities in fiscal 1998 primarily reflects our borrowing under our revolving line of credit with our bank and cash provided by financing activities in fiscal 1997 primarily reflects the proceeds from our initial public offering.

         During fiscal 1999, we issued convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 1,333,333 shares of our common stock. The debentures bear interest at an annual rate of 9.0%, payable quarterly, and will mature in 2005. We received net proceeds of approximately $3.2 million from the issuance of these debentures, which were used to develop and implement our Internet website, to repay indebtedness and for other general corporate purposes. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and imposes restrictions on our ability to pay dividends. As of January 28, 2000, as a result of the repositioning charge, we were in breach of a covenant requiring a minimum consolidated tangible net worth and a covenant requiring a certain ratio of total liabilities to consolidated tangible net worth. However, we were current on all required payments under the indenture. Had we not recorded the repositioning charge, yet continued to realize losses throughout fiscal 2000, we would have been out of compliance on these covenants during fiscal 2000. Under the indenture, if these breaches were to continue until June 11, 2000, they would become an "Event of Default", which would permit the indenture trustee or holders owning at least 25% in principal amount of the outstanding debentures to declare all of $4.0 million of outstanding debentures to be immediately due and payable. We intend to request from our debenture holders a waiver of these breaches, and amendments to replace the definition of consolidated tangible net worth in the indenture with a definition of consolidated net worth, before these breaches become an "Event of Default," and to increase the interest rate on the debentures. While we do not anticipate any difficulties in obtaining the waiver and amendments, we cannot be certain that we will be successful in receiving the waiver and amendments. Since our breach does not yet constitute an "Event of Default" as defined by the indenture as of January 28, 2000, and since it is our intention to obtain a waiver of the breach and an amendment to replace the definition of consolidated tangible net worth to be consistent with the definition of consolidated net worth in our revolving credit agreement prior to it becoming an "Event of Default," the $4.0 million convertible subordinated debentures are reflected as long-term in our consolidated balance sheet at January 28, 2000.

         During fiscal 1999, we obtained a $15.0 million three-year revolving line of credit facility with a bank for general working capital purposes that replaced our previous $7.5 million facility. Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets. The credit agreement contains covenants, which require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks. As of January 28, 2000 we had availability of $8.9 million under this line of which $6.3 million was outstanding. The bank agreed to waive its rights and remedies effective January 28, 2000 in connection with our failure to comply with one of the financial covenants in our credit agreement. Accordingly, we were in compliance with all of our financial covenants as required by the credit facility at January 28, 2000. We remain in default under this credit facility, however, as a result of our breach of covenants in the indenture covering our debentures, as discussed above. We have not received a waiver for this "cross-default." As a result of this cross-default, the lender could discontinue future advances under the credit facility and demand repayment of all outstanding borrowings, which totaled $6.3 million as of January 28, 2000. In March 2000, Yale T. Dolginow, Chairman and Chief Executive Officer, through Wells Fargo, N.A. issued a $1.2 million Standby Letter of Credit in favor of Fleet Retail Finance, Inc. as beneficiary. The Standby Letter of Credit expires on December 6, 2000, although it may expire as early as September 2000 assuming certain conditions are met. This Standby Letter of Credit caused Fleet Retail Finance, Inc., the lender for our revolving line of credit, to provide us with up to a $1.2 million overadvance on our revolving line of credit. As a result of this increase, as of March 31, 2000 we had $10.7 million of availability under our line of credit, of which $9.6 million was outstanding. We have agreed to indemnify Mr. Dolginow for any liability he may incur in connection with the Standby Letter of Credit.

         During fiscal 1999, we refinanced our corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest through May 2009, and is secured by a first mortgage on our office headquarters.

         Based on our current expectations about our business, we expect the liquidity sources described above, together with funds generated by operations, to be adequate to meet our cash needs through the remainder of fiscal 2000. In addition to recently increasing our borrowing availability under our revolving credit facility, we have attempted to seek additional working capital through:

         - evaluation of transactions such as a sale of our corporate office building to Yale Dolginow, our Chairman and CEO, with subsequent lease back to the Company, for which we have a signed letter of intent

         -    reducing corporate and store-wide expenses

         -    scaling back PARTYSMART.COM, our Internet website venture

         -    increasing prices

         - seeking alternative sources for the financing of fixtures and equipment

         As discussed above, we are in breach of two financial covenants in the indenture under which our debentures were issued and in default under our revolving line of credit facility as a result of a cross-default provision. Although we intend to seek a waiver and amendments from the bondholders, we may not be successful. In the event repayment of the credit line or the debentures were to be accelerated, we would not have the funds available to satisfy such obligations. In general, our highly-leveraged financial condition, as well as the possible reactions of customers, employees, suppliers and franchisees to publicity regarding our continuing losses, a recent press release announcing our potential delisting from the NASDAQ National Market and potential liquidity needs, make it extremely difficult to predict our actual liquidity needs, and the assumptions underlying our projections as to such needs therefore may not be realized.

         As a result of the continuing liquidity needs of our business, borrowing limits and a default in the revolving credit facility, the breach and possible default in connection with the debentures and the possibility of continuing operating losses in our business, it is possible that we may not have available to us adequate liquidity to meet all of the operating cash needs of our business. In the event that we can not generate sufficient cash flow to meet our commitments, we may be forced to seek protection from our creditors under the bankruptcy laws.

INFLATION

         We do not believe that inflation has had a material impact upon our historical operating results, and we do not expect it to have a material impact in the future. There can be no assurances, however that our business will not be affected by inflation in the future. We could be negatively impacted by substantial cost increases for raw materials such as paper, petroleum and cardboard, as significant cost increases in these areas could have a material impact on our costs of products in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         In addition to other sources of liquidity, we have used a combination of fixed rate and floating rate debt to fund our operations, capital expenditures and the growth in our Company-owned stores and our Internet business. As a result of our floating rate debt, we are exposed to market risk from changes in interest rates. There have been recent increases in the prime rate. We do not consider this exposure to be material to our consolidated financial position, results of operations or cash flows. We do not use any derivative financial instruments or engage in any other hedging activities.

ITEM 8.  FINANCIAL STATEMENTS.

         The Company's Consolidated Financial Statements and the report of its independent certified public accountants are included beginning on page F-1 of this Annual Report on Form 10-K. The index to these financial statements is included in Item 14 (a) (1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We dismissed our independent auditors, KPMG LLP (KPMG), effective October 11, 1999. Our Board of Directors approved this action upon recommendation of its Audit Committee. The reports of KPMG on our consolidated financial statements for the fiscal years ended January 29, 1999 (fiscal 1998) and January 30, 1998 (fiscal 1997) did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During fiscal 1997, fiscal 1998 and the period since the end of fiscal 1998, the Company believes there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreements in connection with its report. In addition, during fiscal 1997, fiscal 1998 and the period since the end of fiscal 1998, the Company believes there were no "reportable events" within the meaning of Item 304 of Regulation S-K under the Securities Act of 1933.

         On October 15, 1999, we retained the accounting firm of Grant Thornton LLP to audit our consolidated financial statements for the year ended January 28, 2000 (the 1999 fiscal year.) Our Board of Directors approved this action upon recommendation of its Audit Committee.

         On October 18, 1999, KPMG filed a letter with the SEC stating the Company was notified in a letter dated April 14, 1999 from NASDAQ that the Company's securities could be delisted from the NASDAQ National Market. The Company prepared a registration statement on Form S-1 during the May/June timeframe. KPMG recommended that disclosure of the NASDAQ notification be included in the Form S-1 and the Company included such disclosure. We disagree with KPMG's characterization of its involvement with the decision to include disclosure in our Form S-1, dated effective July 15, 1999, regarding NASDAQ's notification that our securities could be delisted from the NASDAQ National Market.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) DIRECTORS OF THE REGISTRANT

         The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 2000 Proxy Statement is incorporated herein by reference.

         (b) EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

         (c) COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions "Election of Directors--Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   DOCUMENTS FILED AS PART OF THIS REPORT

      (1)  Financial Statements:

      The following Consolidated Financial Statements are included herein (page numbers refer to pages in this Report):

                                                                                                  Page(s)
                                                                                            ---------------------
Report of Independent Certified Public Accountants.................................                 F-1

Independent Auditors' Report.......................................................                 F-2

Financial Statements:

     Consolidated Balance Sheets...................................................                 F-3

     Consolidated Statements of Operations.........................................                 F-4

     Consolidated Statements of Stockholders' Equity...............................                 F-5

     Consolidated Statements of Cash Flows.........................................                 F-6

     Notes to Consolidated Financial Statements....................................             F-7 to F-20


     (2)  Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts for the year ended January 28, 2000:

  Description

                                         Balance at                                                 Balance at
                                          beginning                              Charges/              end
  Reserve for Store Closings               of year          Provision           Write-offs            of year
                                        --------------    ---------------    ------------------    ------------

  Fiscal year ended
     January 28, 2000...............          $---          $3,000,000               $---           $3,000,000

          All other schedules have been omitted since they are not required, not applicable or the information has been included in the financial statements or the notes thereto.

     (3) Exhibits:

         The exhibits to this Annual Report on Form 10-K are listed in the
Exhibit Index attached hereto.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on April 30, 2000, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Paper Warehouse, Inc., 7630 Excelsior Boulevard, Minneapolis, Minnesota 55426; Attn: Shareholder Relations.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

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

         5. Amendment Number 1 to the Employment Agreement by and between the Company and Brent D. Schlosser dated September 26, 1997 (incorporated by reference to the Company's Form 10-K for fiscal year ended January 31, 1998 File No. 0-23389).

         6. Employment Agreement by and between the Company and Cheryl W. Newell dated July 14, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1 File No. 333-36911).

         7. 1998 Employee Stock Purchase Plan (incorporated by reference to the Company's Registration Statement on Form S-1 File No. 333-79161).

         8. Amendment to 1997 Stock Option and Compensation Plan (filed herewith electronically).

         9. Separation Agreement and General Release between and Brent D. Schlosser and the Company dated December 2, 1999 (filed herewith electronically).

(b)      REPORTS ON FORM 8-K.

         We did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Paper Warehouse, Inc.:

         We have audited the accompanying consolidated balance sheets of Paper Warehouse, Inc. and subsidiaries as of January 28, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paper Warehouse, Inc. and subsidiaries as of January 28, 2000 and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

         We have also audited Schedule II of Paper Warehouse, Inc. and subsidiaries for the year ended January 28, 2000. In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be set forth therein.

                                              /s/ Grant Thornton LLP

March 10, 2000 (except for Note 6, as to which the date is March 21, and March 31, 2000)
Minneapolis, Minnesota

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Paper Warehouse, Inc.:

         We have audited the accompanying consolidated balance sheets of Paper Warehouse, Inc. and Subsidiary (the Company) as of January 29, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended January 29, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paper Warehouse, Inc. and Subsidiary as of January 29, 1999, and the results of their operations and their cash flows for each of the fiscal years in the two-year period ended January 29, 1999, in conformity with generally accepted accounting principles.

                                                      /s/ KPMG LLP

March 19,1999
Minneapolis, Minnesota

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 28, 2000 AND JANUARY 29, 1999

                                                                                    --------------- -- ---------------
                                                                                     January 28,        January 29,
                                                                                         2000               1999
                                                                                    ---------------    ---------------
ASSETS

Current assets:
   Cash and cash equivalents................................................        $      469,768     $      988,575
   Merchandise inventories..................................................            20,206,851         16,302,070
   Accounts receivable......................................................               830,153          1,105,262
   Prepaid expenses and other current assets................................             1,003,398            770,084
                                                                                    ---------------    ---------------
       Total current assets.................................................            22,510,170         19,165,991

Property and equipment, net.................................................            10,006,870          9,976,450
Deferred tax asset..........................................................             3,177,052            239,099
Other assets, net...........................................................             1,694,552          1,071,014
                                                                                    ---------------    ---------------
         Total assets.......................................................        $   37,388,644     $   30,452,554
                                                                                    ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - line of credit...........................................        $    6,303,648     $    6,850,000
   Current maturities of long-term debt.....................................               715,517            460,559
   Accounts payable.........................................................             8,226,993          5,314,593
   Accrued liabilities......................................................             1,751,634          1,172,056
   Current portion - reserve for store closings.............................               811,709                ---
                                                                                    ---------------    ---------------
       Total current liabilities............................................            17,809,501         13,797,208

Convertible subordinated debt...............................................             4,000,000                ---
Other long-term debt, less current maturities...............................             2,447,852          1,497,031
Reserve for store closings, less current portion............................             2,188,291                ---
Deferred rent credits.......................................................             1,301,563          1,068,331
                                                                                    ---------------    ---------------
         Total liabilities..................................................            27,747,207         16,362,570
                                                                                    ---------------    ---------------

Stockholders' equity:
   Serial preferred stock, $.01 par value; 10,000,000 shares authorized;
      none issued or outstanding............................................                   ---                ---
   Common stock, $.01 par value;  40,000,000 shares authorized;
      4,627,936 shares issued and outstanding...............................                46,279             46,279
   Additional paid-in capital...............................................            13,833,442         13,833,442
   Accumulated (deficit) earnings...........................................            (4,238,284)           210,263
                                                                                    ---------------    ---------------
       Total stockholders' equity...........................................             9,641,437         14,089,984
                                                                                    ---------------    ---------------

         Total liabilities and stockholders' equity.........................        $   37,388,644     $   30,452,554
                                                                                    ===============    ===============

See accompanying notes to consolidated financial statements

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       YEARS ENDED JANUARY 28, 2000, JANUARY 29, 1999 AND JANUARY 30, 1998

                                                                      -----------------------------------------------------
                                                                       January 28,        January 29,        January 30,
                                                                          2000                1999               1998
                                                                      --------------     ---------------    ---------------
Revenues:
  Retail sales................................................        $  81,128,437      $   62,218,553     $   51,787,842
  Franchise related fees......................................            1,242,330           1,271,973          1,161,097
                                                                      --------------     ---------------    ---------------
         Total revenues.......................................           82,370,767          63,490,526         52,948,939

Costs and expenses:
  Costs of products sold and occupancy costs..................           55,332,014          41,252,342         34,966,018
  Store operating expenses....................................           19,488,775          15,185,082         11,484,271
  General and administrative expenses.........................           10,083,556           7,719,992          5,609,869
  Repositioning charge........................................            3,962,454                 ---                ---
                                                                      --------------     ---------------    ---------------
         Total costs and expenses.............................           88,866,799          64,157,416         52,060,158
                                                                      --------------     ---------------    ---------------
         Operating (loss) income..............................           (6,496,032)           (666,890)           888,781

Interest expense..............................................           (1,182,349)           (254,405)          (797,567)
Other income, net.............................................              368,008              76,981             94,378
Expenses of canceled acquisition..............................                  ---                 ---           (260,852)
                                                                      --------------     ---------------    ---------------
Loss before income taxes, cumulative effect of
 accounting change and extraordinary charge...................           (7,310,373)           (844,314)           (75,260)
Income tax benefit (expense)..................................            2,970,332             323,654             (5,941)
                                                                      --------------     ---------------    ---------------

Net loss before cumulative effect of accounting
 change.......................................................           (4,340,041)           (520,660)           (81,201)
Cumulative effect of accounting change, net...................             (108,506)                ---                ---
                                                                      --------------     ---------------    ---------------

Net loss before extraordinary charge..........................           (4,448,547)           (520,660)           (81,201)

Extraordinary charge, net.....................................                  ---                 ---           (109,765)
                                                                      --------------     ---------------    ---------------
         Net loss.............................................        $  (4,448,547)     $     (520,660)    $     (190,966)
                                                                      ==============     ===============    ===============

Net Loss Per Common Share:
      Basic and diluted net loss per common share before
         cumulative effect of accounting change................       $       (0.94)     $        (0.11)
      Cumulative effect of accounting change, net..............               (0.02)                ---
                                                                      --------------     ---------------
      Basic and diluted net loss per common share..............       $       (0.96)     $        (0.11)
                                                                      ==============     ===============
      Weighted average shares outstanding......................           4,627,936           4,572,979          2,630,811
                                                                      ==============     ===============    ===============

Pro forma Net Loss Per Common Share:

     Pro forma net loss.......................................                                              $     (206,610)
                                                                                                            ===============
      Basic and diluted pro forma net loss per common share
         before extraordinary charge...........................                                             $        (0.04)
      Extraordinary charge, net................................                                                      (0.04)
                                                                                                            ---------------
      Basic and diluted pro forma net loss per common
         share.................................................                                             $        (0.08)
                                                                                                            ===============

See accompanying notes to consolidated financial statements.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       YEARS ENDED JANUARY 28, 2000, JANUARY 29, 1999 AND JANUARY 30, 1998

                                --------------------------------------------------------------------------------------------------
                                  Serial       Number of                        Additional       Accumulated           Total
                                Preferred        Common           Common          Paid-In         (Deficit)        Stockholders'
                                  Stock          Shares            Stock          Capital          Earnings           Equity
                                -----------   -------------    -------------   --------------   ---------------   ----------------
Balance, January 31, 1997......    ---           2,202,818          $22,028      $   572,472       $ 1,198,034        $ 1,792,534

  Net loss.....................    ---                 ---              ---              ---          (190,966)          (190,966)
  Distribution of earnings.....    ---                 ---              ---              ---          (142,663)          (142,663)
  Exercise of event option.....    ---             197,219            1,972           (1,972)              ---                ---
  Conversion of warrants.......    ---             171,350            1,714           (1,714)              ---                ---
  Issuance of common stock
      pursuant to public
      offering.................    ---           1,985,800           19,858       13,115,021               ---         13,134,879
                                -----------   -------------    -------------   --------------   ---------------   ----------------
Balance, January 30, 1998......    ---           4,557,187           45,572       13,683,807           864,405         14,593,784

  Net loss.....................    ---                 ---              ---              ---          (520,660)          (520,660)
  Distribution of earnings.....    ---                 ---              ---              ---          (133,482)          (133,482)
  Issuance of common stock ....    ---              70,749              707          149,635               ---            150,342
                                -----------   -------------    -------------   --------------   ---------------   ----------------

Balance, January 29, 1999......    ---           4,627,936           46,279       13,833,442           210,263         14,089,984
  Net loss.....................    ---                 ---              ---              ---        (4,448,547)        (4,448,547)
                                -----------   -------------    -------------   --------------   ---------------   ----------------
Balance, January 28, 2000......    ---           4,627,936          $46,279      $13,833,442       $(4,238,284)       $ 9,641,437
                                ===========   =============    =============   ==============   ===============   ================

See accompanying notes to consolidated financial statements.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEARS ENDED JANUARY 28, 2000, JANUARY 29, 1999 AND JANUARY 30, 1998

                                                                      ---------------------------------------------------------
                                                                        January 28,           January 29,        January 30,
                                                                           2000                   1999               1998
                                                                      ----------------    -----------------   -----------------
OPERATING ACTIVITIES:
Net loss.........................................................         $(4,448,547)         $  (520,660)        $  (190,966)
Adjustments to reconcile net loss to net cash
   (used for) provided by operations:
     Depreciation and amortization...............................           2,222,025            1,732,220           1,140,966
     Repositioning charge........................................           3,962,454                  ---                 ---
     Gain on sale of property and equipment......................              (6,887)                (277)             (1,892)
     Deferred taxes..............................................          (3,042,669)            (323,654)                902
     Deferred rent credits.......................................             226,915             (578,145)            189,228
     Other noncash items affecting earnings......................             349,759                  ---             182,611
     Changes in operating assets and liabilities, net of effect of asset acquisition:
       Accounts receivable.......................................             275,109             (653,325)           (190,513)
       Prepaid expenses and other current assets.................            (130,574)            (459,616)            (34,915)
       Merchandise inventories...................................          (3,904,781)          (3,966,362)         (1,592,869)
       Accounts payable..........................................           2,912,400            2,325,577             866,731
       Accrued liabilities.......................................             585,895            1,136,587             377,137
                                                                      ----------------    -----------------   -----------------
         Net cash (used for) provided by operations..............            (998,901)          (1,307,655)            746,420

INVESTING ACTIVITIES:
Purchases of assets of businesses................................                 ---           (2,239,165)                ---
Proceeds from sale of property and equipment.....................              49,894                6,349               7,807
Purchases of property and equipment..............................          (3,166,926)          (4,334,787)         (2,438,110)
Other assets.....................................................             (43,196)            (117,420)           (118,390)
                                                                      ----------------    -----------------   -----------------
         Net cash used for investing activities..................          (3,160,228)          (6,685,023)         (2,548,693)

FINANCING ACTIVITIES:
Proceeds from convertible subordinated debentures................           4,000,000                  ---                 ---
Net proceeds from initial public offering........................                 ---                  ---          13,134,879
Net payments on related party loans..............................                 ---                  ---          (2,136,193)
Net (payments on) proceeds from notes payable....................            (546,352)           6,850,000          (5,870,000)
Proceeds from refinancing of mortgage............................           1,100,000                  ---                 ---
Net payments on other long-term debt.............................            (930,816)            (203,174)         (2,016,778)
Payment of debt issuance costs...................................          (1,019,105)                 ---                 ---
Proceeds from financing of property and equipment................           1,550,780              622,454             578,055
Payments on financing of property and equipment..................            (514,185)            (214,282)            (42,457)
Distribution of Subchapter S Corporation accumulated earnings....                 ---             (133,482)           (142,663)
                                                                      ----------------    -----------------   -----------------
         Net cash provided by financing activities...............           3,640,322            6,921,516           3,504,843
                                                                      ----------------    -----------------   -----------------
         Net (decrease) increase in cash and cash equivalents....            (518,807)          (1,071,162)          1,702,570

Cash and cash equivalents, beginning of year.....................             988,575            2,059,737             357,167
                                                                      ----------------    -----------------   -----------------
Cash and cash equivalents, end of year...........................         $   469,768          $   988,575         $ 2,059,737
                                                                      ================    =================   =================
SUPPLEMENTAL CASH FLOW INFORMATION:
         Interest paid during the year...........................         $   930,065          $   274,004         $   846,538
                                                                      ================    =================   =================

See accompanying notes to consolidated financial statements.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         We, ("Paper Warehouse, Inc." or the "Company"), are a growing chain of retail stores, specializing in party supplies and paper goods. We operate 102 stores in ten states throughout the central and western regions of the United States under the names "Paper Warehouse" and "Party Universe" and operate a web site under the name "PartySmart.com." Additionally, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions between the entities in consolidation.

         FISCAL YEAR

         Our fiscal year ends on the Friday closest to January 31st. Our fiscal year is generally 52 weeks and periodically consists of 53 weeks. The fiscal years ended January 28, 2000, January 29, 1999 and January 30, 1998 all consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

         ACCOUNTING ESTIMATES

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS

         We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents.

         FAIR VALUES OF FINANCIAL INSTRUMENTS

         Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair value. The fair value of our borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         MERCHANDISE INVENTORIES

         Inventories are stated at the lower of cost (as determined on a first-in, first-out basis) or market. We review slow moving merchandise and take appropriate markdowns to move the inventory. Periodically, we review inventory valuations and take appropriate write-downs, as necessary.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of 3 years for computers and internally developed software costs, 5-7 years for fixtures and equipment and 40 years for building and land improvements.

         OTHER ASSETS

         Other assets consist primarily of debt issuance costs, goodwill, security deposits and trademarks. Debt issuance costs are amortized to interest expense over the terms of the related financings on a straight-line basis. Goodwill represents the excess of purchase price over net assets acquired and is being amortized over 15 years on a straight-line basis. The costs of acquiring trademarks have been capitalized and are being amortized over 10 years on a straight-line basis.

         LONG-LIVED ASSETS

         We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, we recognize a loss for the difference.

         DEFERRED RENT CREDITS

         Certain of our operating leases provide for scheduled increases in base rentals over their terms. For these leases, we recognize the total rental amounts due over the lease terms on a straight-line basis. We have established corresponding deferred rent credits for the differences between the amounts recognized and the amounts paid.

         STORE OPENING AND CLOSING COSTS

         Expenditures incurred in connection with the opening of new stores or the remodeling of existing stores are expensed as incurred.

         In the event that a store is planned to close before its lease has expired, any remaining lease obligation, net of expected sublease recovery, is provided for in the period the plan to close the store is adopted. In addition, the remaining investment in fixed assets, net of the expected recovery value, is also expensed.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LEASES

         Leases that meet the accounting criteria for capital lease treatment are recorded as property and equipment and the related capital lease obligations are included in debt. All other leases are accounted for as operating leases.

         ADVERTISING COSTS

         Advertising costs, included in store operating expenses, are expensed as incurred. Advertising costs, net of advertising income, were approximately $2.9 million, $3.1 million and $2.4 million for fiscal years 1999, 1998 and 1997.

         NET LOSS PER COMMON SHARE

         Basic earnings per common share ("EPS") is computed as net loss divided by the weighted average number of common shares outstanding during the periods.

         Diluted EPS is computed as net loss divided by the weighted average number of common shares outstanding during the period; increased to include assumed conversions of potentially dilutive shares outstanding into common shares, when dilutive. Our potentially dilutive shares of common stock include stock options which have been granted to employees and outside directors, our outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of our convertible debenture offering. We had $4.0 million of convertible subordinated debentures outstanding at fiscal year end 1999 that were not included in the computation of diluted EPS, as their inclusion would have been antidilutive. In addition, options to purchase 520,425, 412,200 and 184,450 shares of common stock were outstanding at the end of fiscal years 1999, 1998 and 1997, respectively, but were excluded from the computation of common share equivalents because they were antidilutive. Had we not incurred losses, the inclusion of these items would not have been antidilutive, and we would have assumed conversions of convertible subordinated debentures into approximately 730,000 common shares and conversions of stock options into approximately 400 common shares for the year ended January 28, 2000. We would not have assumed conversions of any potentially dilutive shares for fiscal years 1998 or 1997.

         STOCK-BASED COMPENSATION

         We apply Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" to account for our stock options issued to employees and members of the board of directors. Had Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" been applied, our compensation expense would have been different; see Note 11.

         RECLASSIFICATIONS

         We have reclassified certain prior year amounts to conform to the current year presentation.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)      ACCOUNTING CHANGE

         We adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities" during fiscal 1999. This Statement requires that costs of start-up activities and organization costs be expensed as incurred. Prior to the adoption of this Statement, our policy was to capitalize lease acquisition fees and amortize them over the related lease term using the straight-line method. The impact of the change of approximately $109,000, net of taxes of approximately $72,000, is shown as a cumulative effect of accounting change in the Consolidated Statement of Operations for the year ended January 28, 2000.

(3)      INTERNET SUBSIDIARY

         During fiscal 1999, we incorporated PartySmart.com, Inc. as a wholly owned subsidiary. PartySmart.com, Inc. has a storefront on the Web that began selling selected party supplies and paper goods over the Internet in the third quarter of 1999. During fiscal 1999, we incurred start-up and operational costs of approximately $2.5 million related to our Internet venture, $1.1 million of which was capitalized. In recording certain of these expenses, we followed the guidance prescribed by SOP 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use," and the guidance prescribed by SOP 98-5. During the fourth quarter of 1999, we evaluated the assets associated with PartySmart.com and recognized an impairment loss related to these website assets (See note 4).

(4)      REPOSITIONING CHARGE

         During the fourth quarter of fiscal 1999, we recorded a pre-tax repositioning charge of approximately $4.0 million, or $.51 per share, net of tax, consisting of a reserve for store-closings, and impairment charges on long-lived assets associated with closed stores in addition to our Internet website asset.

         In response to operating losses, and in an attempt to strengthen our competitive position and improve long-term results, during the fourth quarter of fiscal 1999, we adopted a plan to close four under-performing stores, and recorded a pre-tax charge of approximately $1.7 million. This amount consists primarily of reserves for the remaining lease obligations for these stores, net of expected sublease payments. We have classified lease payments that extend beyond one year as long-term. Additionally, we recorded an impairment charge of approximately $200,000 related to furniture and fixtures and goodwill associated with stores to be closed. We anticipate the closing of these stores to be completed within the first half of fiscal 2000. Net sales and operating losses for the four stores to be closed during fiscal 2000 were approximately $1.7 million and ($273,000) for fiscal 1999, $1.2 million and ($244,000) for fiscal 1998 and $177,000 and ($65,000) for fiscal 1997. We have also reserved approximately $600,000 for the remaining lease obligations for one store to be relocated during the first quarter of fiscal 2000.

         Additionally included in the repositioning charge is a reserve for a change in the estimate of the remaining lease obligations, net of expected sublease payments, for four stores that were previously closed of approximately $700,000.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)      REPOSITIONING CHARGE (CONTINUED)

         In response to current and projected operating losses for our Internet venture and a significant change in the e-commerce competitive advertising environment, during the fourth quarter of fiscal 1999, we performed a review of the long-lived assets associated with PartySmart.com, for impairment. As a result of this review, we concluded that the asset value of our Internet website, consisting primarily of capitalized internally developed software costs, was not fully recoverable and we hired an outside firm to perform an appraisal. As a result of this appraisal, and in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we recorded a pre-tax impairment charge of approximately $800,000 to reflect the related assets of PartySmart.com at their fair market value.

(5)      PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consisted of the following at:

                                                                      ---------------------    ----------------------
                                                                             January 28,              January 29,
                                                                                2000                      1999
                                                                      ---------------------    ----------------------
              Fixtures and equipment.................................        $14,892,320              $13,486,409
              Internally developed software costs................ ...            340,000                      ---
              Building...............................................          1,273,088                1,273,088
              Land and improvements..................................            319,733                  319,733
              Accumulated depreciation and amortization..............         (6,818,271)              (5,102,780)
                                                                      ---------------------    ----------------------
                 Total property and equipment, net...................       $ 10,006,870              $ 9,976,450
                                                                      =====================    ======================

         Depreciation and amortization expense on property and equipment was approximately $2.2 million, $1.7 million, and $1.1 million for fiscal years 1999, 1998 and 1997, respectively.

(6)      NOTES PAYABLE - LINE OF CREDIT

         During fiscal 1999, we obtained a $15.0 million three-year revolving line of credit facility with a bank for general working capital purposes that replaced our previous $7.5 million facility. Borrowings outstanding under this line of credit bear interest at a variable rate (8.5% at January 28, 2000) and are secured by substantially all of our assets. The agreement with respect to the credit facility contains covenants, which require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks. As of January 28, 2000 we had availability of $8.9 million of which $6.3 million was outstanding. The bank agreed to waive its rights and remedies effective January 28, 2000 in connection with our failure to comply with one of the financial covenants in our credit agreement. Accordingly, we were in compliance with all of our financial covenants as required by the credit facility at January 28, 2000. We remain in default under this credit facility, however, as a result of our breach of covenants in the indenture covering our debentures. We have not received a waiver for this "cross-default." As a result of this cross-default, the lender could discontinue future advances under the credit facility and demand repayment of all outstanding borrowings. In March 2000, Yale T. Dolginow, our Chairman and Chief Executive Officer, through Wells Fargo, N.A. issued a $1.2 million Standby

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)      NOTES PAYABLE - LINE OF CREDIT (CONTINUED)

Letter of Credit in favor of Fleet Retail Finance, Inc. as beneficiary. The Standby Letter of Credit expires on December 6, 2000, although it may expire as early as September 2000 assuming certain conditions are met. This Standby Letter of Credit caused Fleet Retail Finance, Inc., the lender for our revolving line of credit, to provide us with up to a $1.2 million overadvance on our revolving line of credit. As a result of this increase, as of March 31, 2000 we had $10.7 million of availability under our line of credit, of which $9.6 million was outstanding. We have agreed to indemnify Mr. Dolginow for any liability he may incur in connection with the Standby Letter of Credit.

         The credit agreement requires the use of all cash receipts to pay down indebtedness and includes various covenants, which, if violated, could accelerate the maturity of the debt. Accordingly, we have classified borrowings outstanding under the revolving credit facility as a current liability in our Consolidated Balance Sheet. At January 28, 2000, we had borrowings outstanding of approximately $6.3 million under our revolving line of credit facility, and at January 29, 1999, we had borrowings outstanding of approximately $6.9 million under our previous credit facility.

(7)      LEASES

         Assets held under capital leases are included in property and equipment and are charged to depreciation and interest over the life of the lease. Our assets under capital leases consist of agreements for equipment and fixtures and an agreement for software. At January 28, 2000, assets under capital leases were approximately $2.1 million, net of accumulated depreciation of approximately $612,000, and at January 29, 1999, assets under capital leases were $1.0 million, net of accumulated depreciation of approximately $135,000.

         We lease all of our retail stores under noncancelable operating leases that have various expiration dates. In addition to base rents, certain leases require us to pay our share of maintenance and real estate taxes, and include provisions for contingent rentals based upon sales. Certain of the leases contain renewal options under which we may extend the term three to five years. Total rent expense was approximately $9.7 million, $7.1 million and $5.3 million for fiscal years 1999, 1998 and 1997, respectively.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)      LEASES (CONTINUED)

         Future minimum lease payments required under noncancelable lease agreements existing at January 28, 2000 were:

                                                                             -----------------    -----------------
                                                                                 Operating              Capital
     Fiscal Year:                                                                  Leases               Leases
     ------------                                                            -----------------    -----------------
     2000..............................................................           $10,221,359             $754,940
     2001..............................................................            10,040,829              589,502
     2002..............................................................             9,346,653              560,635
     2003..............................................................             8,851,562              410,656
     2004..............................................................             8,187,118               41,138
     Thereafter........................................................            23,720,798                  ---
                                                                             -----------------    -----------------
     Total future minimum lease commitments............................           $70,368,319            2,356,871
                                                                             =================
     Less:  Interest at 9.0%-15.3%                                                                         376,506
                                                                                                  -----------------
          Total capital lease obligations                                                               $1,980,365
                                                                                                  =================

(8)      LONG-TERM DEBT

SUBORDINATED CONVERTIBLE DEBT

         During fiscal 1999, we issued convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 1,333,333 shares of our common stock. The debentures bear interest at an annual rate of 9.0%, payable quarterly, and mature in 2005. We received net proceeds of approximately $3.2 million from the issuance of these debentures, which were used to develop and implement our Internet website, to repay indebtedness and for other general corporate purposes. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and imposes restrictions on our ability to pay dividends. As of January 28, 2000, as a result of the repositioning charge, we were in breach of a covenant requiring a minimum consolidated tangible net worth and a covenant requiring a certain ratio of total liabilities to consolidated tangible net worth. However, we were current on all required payments under the indenture. Under the indenture, if these breaches were to continue until June 11, 2000, they would become an "Event of Default", which would permit the indenture trustee or holders owning at least 25% in principal amount of the outstanding debentures to declare all of $4.0 million of outstanding debentures to be immediately due and payable. We intend to request from our debenture holders a waiver of these breaches, and amendments to replace the definition of consolidated tangible net worth in the indenture with a definition of consolidated net worth, before these breaches become an "Event of Default," and increase the interest rate on the debentures, which should not have a material impact on future financial statements. While we do not anticipate any difficulties in obtaining the waiver and amendments, we cannot be certain that we will be successful in receiving the waiver and amendments. Since our breach does not yet constitute an "Event of Default" as defined by the indenture as of January 28, 2000, and since it is our intention to obtain a waiver of the breach and an amendment to replace the definition of consolidated tangible net worth to be consistent with the definition of consolidated net worth in our revolving credit agreement prior to it becoming an "Event of Default," the $4.0 million convertible subordinated debentures are reflected as long-term in our consolidated balance sheet at January 28, 2000.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      LONG-TERM DEBT (CONTINUED)

         REFINANCING

         During fiscal 1999, we refinanced our corporate office building. The $1.1 million term note is payable in monthly installments of $8,612, including interest through May 2009. The note is secured by a first mortgage on our office headquarters.

         Long-term debt, excluding $4.0 million of subordinated debentures, consisted of the following at:

                                                                                   ----------------- - ----------------
                                                                                       January 28,        January 29,
                                                                                          2000               1999
                                                                                   -----------------   ----------------
     Term note payable in monthly  installments of $8,612,  including  interest at 7.125%  through  May 2009.  The note is secured by a first  mortgage on
     our office headquarters....................................................         $1,083,004         $      ---

     Notes  payable in monthly  installments,  including  interest at 6.914% to
     9.08%, paid in fiscal 1999.................................................                ---            913,820

     $2,300,000  subordinated  note payable to private placement holders called
     and payable upon presentment...............................................            100,000            100,000
                                                                                   -----------------   ----------------

     Sub-total long-term debt...................................................          1,183,004          1,013,820

     Capital lease obligations..................................................          1,980,365            943,770

     Less: current maturities...................................................            715,517            460,559
                                                                                   -----------------   ----------------

         Long-term debt.........................................................         $2,447,852         $1,497,031
                                                                                   =================   ================

              Required principal payments on long-term debt over the next five years, excluding our subordinated debentures and capital lease obligations, are approximately $27,100 in fiscal 2000, $29,000 in fiscal 2001, $31,200 in fiscal 2002, $33,500 in fiscal 2003, $35,900 in fiscal 2004 and $926,300 thereafter.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)      INCOME TAXES

         Prior to our initial public offering in November 1997, we elected to be taxed as an S-Corporation under the Internal Revenue Code. Our earnings for the S-Corporation period were allocated to our stockholders for inclusion in their individual tax returns. As a result, no provision for federal taxes was required at the corporate level for that period. However, a provision was made for state taxes during the S-Corporation period as some states impose a tax upon S-Corporations. We have provided federal and state income taxes for all periods after November 28, 1997. We have a cross indemnification agreement with the previous shareholders for the settlement of any potential tax adjustments.

         The actual income tax rate differed from the amounts computed by the U.S. federal income tax rate of 34% to pretax net loss as a result of the following for the fiscal years ending:

                                                                 ---------------------------------------------------------
                                                                    January 28,          January 29,         January 30,
                                                                       2000                 1999                1998
                                                                 -----------------    ----------------    ----------------
     Computed "expected" tax benefit on losses,
        including tax benefit associated with change in
        accounting principle in fiscal 1999.................          $(2,547,013)          $(287,067)           $(25,756)

     Increase (reduction) in income taxes resulting from:
         Adjustment to reflect S-Corporation election.......                  ---                 ---             (15,644)
         Adjustment to reflect adoption of SFAS 109.........                  ---                 ---              43,251
         State and local income taxes, net of federal
            income tax benefit..............................             (514,840)            (48,548)             (1,313)
     Other permanent differences............................               19,184              11,961               5,403
                                                                 -----------------    -----------------   ----------------

     Total income tax (benefit) expense.....................          $(3,042,669)          $(323,654)           $  5,941
                                                                 =================    ================    ================
         Effective tax rate.................................              (40.6%)             (38.3%)                 ---
                                                                 =================    ================    ================

     The components of the income tax (benefit) expense were as follows for the fiscal years ending:

                                                        --------------------------------------------------------
                                                          January 28,          January 29,         January 30,
                                                              2000                1999                 1998
                                                        -----------------    ----------------    ----------------
     Current:
     Federal.......................................          $       ---           $     ---              $  ---
     State.........................................                  ---                 ---               5,039
                                                        -----------------    ----------------    ----------------
                                                                     ---                 ---               5,039
     Deferred:
     Federal.......................................           (2,527,829)           (275,106)                767
     State.........................................             (514,840)            (48,548)                135
                                                        -----------------    ----------------    ----------------
                                                              (3,042,669)           (323,654)                902
                                                        -----------------    ----------------    ----------------

     Total income tax (benefit) expense............          $(3,042,669)          $(323,654)             $5,941
                                                        =================    ================    ================

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)      INCOME TAXES (CONTINUED)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at:

                                                                                  -------------------------------------
                                                                                    January 28,          January 29,
                                                                                       2000                 1999
                                                                                  ----------------     ----------------
         Deferred tax asset/(liability):

         Short-term deferred income taxes:
            Inventories, principally due to additional costs inventoried
              for tax purposes..............................................         $  241,240              $ 156,500
            Other...........................................................             19,976                    ---
                                                                                  ----------------     ----------------
                Short-term deferred tax assets..............................         $  261,216              $ 156,500
                                                                                  ================     ================
         Long-term deferred income taxes:
            Net operating loss carryforwards................................         $2,313,089              $ 529,843
            Reserve for store closings......................................          1,248,429                    ---
            Difference in timing of lease deductions........................            545,677                454,911
            Cumulative effect of accounting change..........................             72,337                    ---
            Plant and equipment, principally due to differences in
              depreciation and capitalized interest.........................           (898,346)              (623,922)
            Software development expense....................................           (104,134)              (121,733)
                                                                                  ----------------     ----------------
                  Net long-term deferred tax assets.........................         $3,177,052              $ 239,099
                                                                                  ================     ================

         At January 28, 2000, we had a net operating loss carryforward for federal and state income tax purposes of approximately $10.3 million, available to offset future taxable income, if any, through fiscal 2019.

         Although realization of the net deferred tax assets is not assured, we believe based on the level of historical taxable income and projections for future taxable income, that it is more likely than not that all of the net deferred tax assets will be realized over the next 20 years as prescribed by IRS regulations. The amount of net deferred tax assets considered realizable however, could be adjusted in the future based on changes in conditions or assumptions.

(10)     EQUITY TRANSACTIONS

         During fiscal 1998, we issued 70,749 shares of common stock in partial consideration for the purchase of four stores from a franchisee. During fiscal 1997, we issued 171,350 shares of common stock when long-term debt with detachable common stock warrants was called.

         During fiscal 1997, we registered and sold a total of 1,985,800 shares of common stock at a price of $7.50 each in a public offering pursuant to the Securities Act of 1933. Total proceeds were approximately $13.9 million. This amount, net of related costs of the offering of approximately $716,000, has been reflected in common stock and additional paid in capital in these consolidated financial statements.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)     STOCK OPTIONS

         In order to attract and retain employees and directors, and to preserve cash resources, we utilize stock option awards. During fiscal year 1997, we adopted a stock option plan (the Plan) pursuant to which we grant stock options to employees and members of the Board of Directors. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have ten-year terms and vest ratably over three years from the date of grant.

         During fiscal 1999, our shareholders approved an amendment to the Plan to increase the number of shares available for issuance from 639,641 to 1,025,000, to add non-employee directors, consultants and independent contractors to the class of persons eligible to receive awards under the Plan and to amend the provisions regarding the Board's ability to amend the Plan without shareholder approval.

         Details of the status of stock options as of January 28, 2000 are reflected in the tables below:

                                                                           Options

                                           -------------------------------------------------------------------------
                                                    Total Outstanding                       Exercisable
                                           ------------------------------------  -----------------------------------
                                              Number of        Weighted-Average     Number of       Weighted-Average
                                                Shares         Exercise Price         Shares         Exercise Price
                                           -----------------   ----------------  -----------------  ----------------
  Options outstanding
     January 31, 1997.................           ---                 ---               ---                ---
       Options granted................         184,450            $  7.50            122,967           $ 7.50
       Options exercised..............           ---                 ---               ---                ---
       Options forfeited/canceled.....           ---                 ---               ---                ---
                                           -----------------   ----------------  -----------------  ----------------

  Options outstanding
     January 30, 1998.................         184,450               7.50            122,967             7.50
       Options granted................         227,750               2.89             74,550             2.28
       Options exercised..............           ---                 ---               ---                ---
       Options forfeited/canceled.....           ---                 ---               ---                ---
                                           -----------------   ----------------  -----------------  ----------------

  Options outstanding
     January 29, 1999.................         412,200               4.95            197,517             5.76
       Options granted................         112,325               2.09              ---                ---
       Options exercised..............           ---                 ---               ---                ---
       Options forfeited/canceled.....          (4,100)              3.13              ---                ---
                                           -----------------   ----------------  -----------------  ----------------

  Options outstanding
     January 28, 2000.................         520,425            $  4.35            197,517           $ 5.76
                                           =================   ================  =================  ================

         Options exercisable at January 29, 1999 were 61,483. There were no options exercisable at January 30, 1998.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)     STOCK OPTIONS (CONTINUED)

                                                                      Options
                         --------------------------------------------------------------------------------------------------
                                        Total Outstanding                                    Exercisable
                         ------------------------------------------------  ------------------------------------------------
                                         Weighted-average                                  Weighted-average
         Range of                          remaining                                         remaining
         exercise          Number of      contractual     Weighted-average   Number of      contractual     Weighted-average
           price            shares       life in years    exercise price      shares       life in years    exercise price
     ------------------  --------------  ---------------  ----------------  -------------  ---------------  ----------------
     $1.44-$2.75            117,125           9.4             $2.01             6,583           8.9              $2.12
     $2.75-$4.25            192,600           8.9              2.75            59,217           8.8               2.75
     $4.25-$7.50            210,700           7.9              7.12           131,717           7.9               7.29
                         --------------                                    --------------
     $1.44-$7.50            520,425           8.6             $4.35           197,517           8.2              $5.76
                         ==============                                    ==============

         The per share weighted-average fair value of options granted each year using the Black-Scholes option-pricing model was $.69 at January 28, 2000, $1.04 at January 29, 1999 and $3.19 at January 30, 1998, using the following weighted-average assumptions for the fiscal years ended:

                                                    1999                    1998                     1997
                                            ---------------------   ----------------------   ---------------------
Volatility...........................                 60%                    60%                      60%
Expected Divided Yield...............                 .0%                    .0%                      .0%
Risk Free Rate.......................                6.0%                   5.5%                     6.0%
Expected Life in years...............                5.0                    5.0                      5.0

         We apply ABP Opinion No. 25 to account for our stock option plans. Because the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. If we had elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, our net loss would have increased to the pro forma amounts indicated below for the fiscal years ending:

                                                                    January 28,       January 29,       January 30,
                                                                       2000               1999              1998
                                                                  ----------------   ---------------   ---------------
    Net loss - as reported and as reported pro forma
       assuming C-Corporation status in fiscal 1997..........         $(4,448,547)        $(520,660)        $(206,610)
    Net loss - pro forma.....................................          (4,621,547)         (649,660)         (226,610)

    Net loss per common share - as reported and as
       reported pro forma assuming C-Corporation
       status in fiscal 1997.................................               (0.96)            (0.11)            (0.08)
    Net loss per common share - pro forma....................               (1.00)            (0.14)            (0.09)
                                                                  ================   ===============   ===============

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)     EMPLOYEE BENEFITS

         We have a retirement savings plan that includes a 401(k) feature. The plan covers substantially all employees who are 21 years of age and have completed one year of service. Employees become fully vested in the plan on a graduated scale over a six-year period. The 401(k) feature allows for employees to elect salary deferrals for up to 15% of their compensation, but not in excess of certain limitations. We match 25% of the first 4% of employee contributions to the plan. Our contributions were approximately $44,000, $34,000 and $25,000 for fiscal years 1999, 1998 and 1997, respectively. We reserve the right to make a discretionary contribution each plan year. We did not make any discretionary contributions in fiscal years 1999, 1998 or 1997.

         During fiscal 1999, we introduced an Employee Stock Purchase Plan, which allows eligible employees to purchase our stock at below-market prices through elected payroll deductions equal to between 2% and 15% of their compensation. The plan allows participants to purchase shares of our stock on each offering date at the lower of 85% of the fair market value of one share of common stock on the offering date or on the termination date of the offering period.

(13)     EXPENSES OF CANCELED ACQUISITION AND EXTRAORDINARY CHARGE

         During the fourth quarter of fiscal year 1997, we took a charge of approximately $261,000 related to the expenses associated with the proposed acquisition of The Paper Factory of Wisconsin, Inc., which was terminated January 26, 1998. Subsequent to our initial public offering in November 1997, we exercised our option to repay subordinated debt, and took a one-time charge to earnings of approximately $110,000, net of taxes of approximately $73,000, during the fourth quarter of fiscal 1997, which represented the unamortized portion of the fees associated with the debt.

(14)     SUBSEQUENT EVENTS

         On January 31, 2000, the NASDAQ Stock Market notified us that we were not in compliance with one of its maintenance standards requiring that we maintain at least $5.0 million of public float, and that we have until May 1, 2000 to comply with this maintenance requirement. In order to comply, our common stock must trade above $1.85 for 10 consecutive trading days prior to May 1, 2000. NASDAQ informed us that if our common stock did not trade at this level for the required time period, they could delist our common stock as early as the opening of business on May 3, 2000. Based on recent trading prices, it would not be possible for our common stock price to meet the required average of $1.85 during the allowed time frame and accordingly, we are in the process of applying for quotation on the NASDAQ SmallCap market.

         On February 23, 2000, Yale Dolginow, our Chairman and Chief Executive Officer signed a letter of intent to purchase our corporate office building at fair market value, to be determined by an outside appraisal. The transaction is, contingent upon a satisfactory purchase and lease agreement, is subject to financing and is expected to be completed by the end of the second quarter of fiscal 2000.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)     SUBSEQUENT EVENTS (CONTINUED)

         On March 6, 2000, the Compensation Committee of the Board of Directors approved the repricing to $2.00 per common share of 424,300 options outstanding as of January 28, 2000, all of which were originally granted in excess of $2.00 per common share. The repricing of these options creates in substance a modification. Accordingly, these options will be treated as variable awards, and we will reflect changes in their value in the general and administrative expense line until the options are exercised or expire.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PAPER WAREHOUSE, INC.

Dated:  April 25, 2000

                                 By: /s/ Yale T. Dolginow
                                 -----------------------------------
                                 Yale T. Dolginow, its
                                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 25, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                                SIGNATURE

/s/   Yale T. Dolginow                 Chairman of the Board, President and
----------------------------------     Chief Executive Officer (principal
      Yale T. Dolginow                 executive officer)

/s/   Arthur H. Cobb
----------------------------------
      Arthur H. Cobb                   Director

/s/   Diane C. Dolginow
----------------------------------
      Diane C. Dolginow                Secretary and Director

/s/   Marvin W. Goldstein
----------------------------------
      Marvin W. Goldstein              Director

/s/   Jeffery S. Halpern
----------------------------------
      Jeffery S. Halpern               Director

/s/   Martin A. Mayer
----------------------------------
      Martin A. Mayer                  Director

/s/   Cheryl W. Newell
----------------------------------     Vice President and Chief Financial
      Cheryl W. Newell                 Officer (principal financial officer)

/s/   Diana G. Purcel
----------------------------------     Controller (principal accounting officer)
      Diana G. Purcel

                              PAPER WAREHOUSE, INC.

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended January 28, 2000

Item No.       Description of Item                                                  Method of Filing
--------       -------------------                                                  -----------------
                                                                                    Incorporated by reference to the
                                                                                    Company's Registration Statement on
3.1            Amended and Restated Articles of Incorporation ..................    Form S-1 (File No. 333-36911)

                                                                                    Incorporated by reference to the
                                                                                    Company's Registration Statement on
3.2            Amended and Restated By-laws ....................................    Form S-1 (File No. 333-36911)

4.1            Indenture, dated July 20, 1999, between the Company and              Incorporated by reference to the
               Norwest Bank Minnesota, N.A. relating to 9%                          Company's Registration Statement on
               Convertible Subordinated Debentures..............................    Form S-1 (File No. 333-79161)

                                                                                    Incorporated by reference to the
                                                                                    Company's Registration Statement on
4.2            Form of 9% Subordinated Debentures due September 15, 2005 .......    Form S-1 (File No. 333-79161)

                                                                                    Incorporated by reference to the
                                                                                    Company's Registration Statement on
10.1           1997 Stock Option and Compensation Plan..........................    Form S-1 (File No. 333-36911)

                                                                                    Incorporated by reference to the
                                                                                    Company's Registration Statement on
10.2           Directors' Stock Option Plan.....................................    Form S-1 (File No. 333-36911)

10.3           Corporation Tax Allocation and Indemnification                       Incorporated by reference to the
               Agreement entered into on September 26, 1997 between                 Company's Registration Statement on
               the Company and Yale T. Dolginow and Brent D. Schlosser..........    Form S-1 (File No. 333-36911)

                                                                                    Incorporated by reference to the
10.4           Employment Agreement between the Company and                         Company's Registration Statement on
               Yale T. Dolginow dated February 7, 1997..........................    Form S-1 (File No. 333-36911)

                                                                                    Incorporated by reference to the
10.5           Employment Agreement between the Company and                         Company's Registration Statement on
               Brent D. Schlosser dated February 7, 1997........................    Form S-1 (File No. 333-36911)

                                                                                    Incorporated by reference to
10.6           Amendment Number 1 to the Employment Agreement by                    the Company's Form 10-K for
               and between the Company and Brent D. Schlosser dated                 fiscal year ended January 31,
               September 26, 1997...............................................    1998 (File No. 0-23389)

10.7           Separation Agreement and General Release between
               Brent D. Schlosser and the Company dated December 2, 1999........    Filed herewith electronically

                                                                                    Incorporated by reference to the
10.8           Employment Agreement by and between the Company and                  Company's Registration Statement on
               Cheryl W. Newell dated July 14, 1997.............................    Form S-1 (File No. 333-36911)

                                                                                    Incorporated by reference to
                                                                                    the Company's Form 10-K for
                                                                                    fiscal year ended January 29,
10.9           1998 Employee Stock Purchase Plan................................    1999 File No. 0-23389)



10.10          Amendment to 1997 Stock Option and Compensation Plan.............    Filed herewith electronically

                                                                                    Incorporated by reference to
                                                                                    the Company's Registration
10.11          Mortgage note dated April 8, 1999 between the Company                Statement on Form S-1 (File No.
               and Fortis Insurance Company.....................................    333-79161)

                                                                                    Incorporated by reference to
                                                                                    the Company's Registration
10.12          Mortgage and Security Agreement between the Company                  Statement on Form S-1 (File
               and Fortis Insurance Company dated April 8, 1999.................    No. 333-79161)

                                                                                    Incorporated by reference to the
10.13          Loan and Security Agreement between BankBoston Retail                Company's Registration Statement on
               Finance, Inc. and the Company dated June 7, 1999.................    Form S-1 (File No. 333-79161)

                                                                                    Incorporated by reference to the
10.14          First Amendment to Loan and Security Agreement                       Company's Form 10-Q for quarter
               between BankBoston Retail Finance, Inc. and the Company              ended October 29, 1999 File
               dated December 10, 1999..........................................    No. 000-23389)

10.15          Second Amendment to Loan and Security Agreement
               between BankBoston Retail Finance, Inc. and the Company
               dated March 17, 2000.............................................    Filed herewith electronically

10.16          Indemnification Agreement between Yale T. Dolginow and
               the Company dated March 21, 2000.................................    Filed herewith electronically

12             Computation of Ratio of Earnings to Fixed Charges................    Filed herewith electronically

21             Subsidiaries of Company..........................................    Filed herewith electronically

27             Financial Data Schedule..........................................    Filed herewith electronically