Form 10-Q
period 2000-04-28
PAPER WAREHOUSE INC
filed 2000-06-06
CIK 934509

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 28, 2000

           / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

On June 6, 2000, there were 4,639,475 shares of Common Stock, $.01 par value, of Paper Warehouse, Inc. outstanding.



================================================================================

                              PAPER WAREHOUSE, INC.

                                      INDEX

                                 ----------------

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
         Item 1:    Financial Statements

                    Consolidated Balance Sheets
                    As of April 28, 2000 and January 28, 2000                1

                    Consolidated Statements of Operations
                    For the Three Months ended April 28, 2000
                    and April 30, 1999                                       2

                    Consolidated Statements of Cash Flows
                    For the Three Months ended April 28, 2000
                    and April 30, 1999                                       3

                    Notes to Consolidated Financial Statements              4-6

         Item 2:    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          7-13

         Item 3:    Quantitative and Qualitative Disclosures about
                    Market Risk                                             14

PART II. OTHER INFORMATION

         Item 2:    Changes in Securities                                   15

         Item 6:    Exhibits and Reports on Form 8-K                        15

                    Signatures                                              16

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            ------------------------------
                                                                              April 28,        January 28,
                                                                                2000              2000
                                                                            ------------      ------------
ASSETS                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents ..........................................     $    645,281      $    469,768
   Merchandise inventories ............................................       21,572,129        20,206,851
   Accounts receivable ................................................        1,002,051           830,153
   Prepaid expenses and other current assets ..........................        1,878,095         1,003,398
                                                                            ------------      ------------
         Total current assets .........................................       25,097,556        22,510,170

   Property and equipment, net ........................................        9,730,682        10,006,870
   Deferred tax asset .................................................        3,177,052         3,177,052
   Other assets, net ..................................................        1,633,899         1,694,552
                                                                            ------------      ------------
           Total assets ...............................................     $ 39,639,189      $ 37,388,644
                                                                            ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - line of credit .....................................     $  8,988,094      $  6,303,648
   Current maturities of long-term debt ...............................          674,610           715,517
   Accounts payable ...................................................        9,019,205         8,226,993
   Accrued liabilities ................................................        1,748,813         1,751,634
   Current portion - reserve for store closings .......................          855,542           811,709
                                                                            ------------      ------------
         Total current liabilities ....................................       21,286,264        17,809,501

Convertible subordinated debt .........................................        4,000,000         4,000,000
Other long-term debt, less current maturities .........................        2,326,839         2,447,852
Reserve for store closings, less current portion ......................        2,014,217         2,188,291
Deferred rent credits .................................................        1,340,464         1,301,563
                                                                            ------------      ------------
           Total liabilities ..........................................       30,967,784        27,747,207
                                                                            ------------      ------------

Stockholders' equity:
  Serial preferred stock, $.01 par value; 10,000,000 shares authorized;
      none issued or outstanding ......................................              ---               ---
  Common stock, $.01 par value;  40,000,000 shares authorized;
      4,639,475 and 4,627,936 shares issued and outstanding ...........           46,395            46,279
  Additional paid-in capital ..........................................       13,848,345        13,833,442
  Accumulated deficit .................................................       (5,223,335)       (4,238,284)
                                                                            ------------      ------------
         Total stockholders' equity ...................................        8,671,405         9,641,437
                                                                            ------------      ------------

           Total liabilities and stockholders' equity .................     $ 39,639,189      $ 37,388,644
                                                                            ============      ============


See accompanying notes to consolidated financial statements.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                     ------------------------------
                                                                       April 28,         April 30,
                                                                         2000              1999
                                                                     ------------      ------------
       Revenues:
         Retail sales ...........................................    $ 19,423,086      $ 16,419,572
         Franchise related fees .................................         314,676           272,857
                                                                     ------------      ------------
              Total revenues ....................................      19,737,762        16,692,429

       Costs and expenses:
         Costs of products sold and occupancy costs .............      13,437,240        11,406,845
         Store operating expenses ...............................       4,999,285         4,673,890
         General and administrative expenses ....................       2,578,412         2,244,945
                                                                     ------------      ------------
              Total costs and expenses ..........................      21,014,937        18,325,680
                                                                     ------------      ------------

              Operating loss ....................................     (1,277,175)       (1,633,251)

         Interest expense .......................................       (401,097)         (216,040)
         Other income (expense), net ............................          48,560           (2,068)
                                                                     ------------      ------------

         Loss before income taxes and cumulative effect of
            accounting change ...................................     (1,629,712)       (1,851,359)

         Income tax benefit .....................................         644,661           742,526
                                                                     ------------      ------------

         Net loss before cumulative effect of accounting change..       (985,051)       (1,108,833)

         Cumulative effect of accounting change, net ............             ---         (108,506)
                                                                     ------------      ------------

              Net loss ..........................................    $  (985,051)      $(1,217,339)
                                                                     ============      ============

         Net Loss Per Common Share:

              Basic and diluted net loss per common share before
                      cumulative effect of accounting change ....    $      (.21)      $      (.24)
              Cumulative effect of accounting change, net .......             ---             (.02)
                                                                     ------------      ------------

              Basic and diluted net loss per common share .......    $      (.21)      $      (.26)
                                                                     ============      ============

              Weighted average shares outstanding ...............       4,639,475         4,627,936
                                                                     ============      ============






See accompanying notes to consolidated financial statements.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                       ----------------------------
                                                                         April 28,       April 30,
                                                                           2000            1999
                                                                       ------------     -----------
OPERATING ACTIVITIES:
Net loss .........................................................      $(985,051)      $(1,217,339)
Adjustments to reconcile net loss to net cash used for operations:
     Depreciation and amortization ...............................         593,158           535,235
     Gain on sale of property and equipment ......................        (10,200)           (1,414)
     Deferred taxes ..............................................       (651,886)         (812,883)
     Deferred rent credits .......................................          62,940            61,456
     Other noncash items affecting earnings ......................          49,524           189,123
     Changes in operating assets and liabilities:

       Accounts receivable .......................................       (171,898)          166,966
       Prepaid expenses and other current assets .................       (222,811)           89,930
       Merchandise inventories ...................................     (1,365,278)      (2,695,759)
       Accounts payable ..........................................         792,212        3,085,174
       Accrued liabilities .......................................        (26,860)           82,494
       Store closing reserve .....................................       (130,241)              ---
                                                                       -----------      -----------

       Net cash used for operations ..............................     (2,066,391)        (517,017)

INVESTING ACTIVITIES:

Purchases of property and equipment ..............................       (388,091)        (574,102)
Proceeds from sale of property and equipment .....................          92,450           16,010
                                                                       -----------      -----------

       Net cash used for investing activities ....................       (295,641)        (558,092)

FINANCING ACTIVITIES:

Net proceeds from (payments on) notes payable - line of credit ...       2,684,446        (291,092)
Proceeds from refinancing of mortgage ............................             ---        1,100,000
Net payments on other long-term debt .............................         (6,584)        (895,331)
Payment of debt issuance costs ...................................             ---         (37,241)
Proceeds from financing of property and equipment ................             ---        1,105,039
Payments on financing of property and equipment ..................       (155,336)        (103,708)
Proceeds received from employee purchases of stock ...............          15,019              ---
                                                                       -----------      -----------

       Net cash provided by financing activities .................       2,537,545          877,667
                                                                       -----------      -----------

       Net increase (decrease) in cash and cash equivalents ......         175,513        (197,442)

Cash and cash equivalents, beginning of period ...................         469,768          988,575
                                                                       -----------      -----------

Cash and cash equivalents, end of period .........................     $   645,281      $   791,133
                                                                       ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest paid during the period ...........................     $   308,198      $   210,949
       Income taxes paid during the period .......................           6,783              ---
                                                                       ===========      ===========


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

                  We, ("Paper Warehouse, Inc." or the "Company"), are a growing chain of retail stores, specializing in party supplies and paper goods. We operate 101 stores in ten states throughout the central and western regions of the United States under the names "Paper Warehouse" and "Party Universe" and operate a web site under the name "PartySmart.com." Additionally, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.

                  We prepared these consolidated financial statements in accordance with Securities and Exchange Commission ("SEC") Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Paper Warehouse, Inc., Paper Warehouse Franchising, Inc. and PartySmart.com, Inc. as of April 28, 2000 and January 28, 2000 and for the three month periods ended April 28, 2000 and April 30, 1999. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report to Shareholders and our Form 10-K filed with the SEC.

         Due to the seasonality of our business, revenues and operating results for the three months ended April 28, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)      NET LOSS PER COMMON SHARE

                  Basic earnings per common share ("EPS") is computed as net loss divided by the weighted average number of common shares outstanding during the periods.

                  Diluted EPS is computed as net loss divided by the weighted average number of common shares outstanding during the period; increased to include assumed conversions of potentially dilutive shares outstanding into common shares, when dilutive. Our potentially dilutive shares of common stock include stock options which have been granted to employees and outside directors, our outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of our convertible debenture offering. We had $4.0 million of convertible subordinated debentures outstanding as of April 28, 2000 that were not included in the computation of diluted EPS, as their inclusion would have been antidilutive. In addition, options to purchase 787,325 and 426,300 shares of common stock were outstanding as of April 28, 2000 and April 30, 1999, respectively, but were excluded from the computation of common share equivalents because they were antidilutive. Had we not incurred losses, the inclusion of these items would not have been antidilutive, and we would have assumed conversions of convertible subordinated debentures into approximately 1.3 million common shares and conversions of stock options into approximately 17,600 common shares for the first quarter of fiscal 2000. We would have assumed conversions of stock options into approximately 100 common shares for the first quarter of fiscal 1999.

(3)      FINANCING ARRANGEMENTS

                  We have outstanding as of April 28, 2000, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 1.3 million shares of our common stock. The debentures bear interest at an annual rate of 9.0%, payable quarterly, and mature in 2005. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and imposes restrictions on our ability to pay dividends. As of our fiscal 1999 year end, we were in breach of a covenant requiring a minimum consolidated tangible net worth, however, we were current on all required payments under the indenture. Subsequent to January 28, 2000, we mailed a proxy to our debenture holders requesting a waiver of this breach, and amendments, one of which would replace the definition of consolidated tangible net worth in the indenture with a definition of consolidated net worth, and one to increase the interest rate on the debentures. In order for us to obtain the waiver and amendments, an affirmative vote from greater than 50% of the dollar value of the bonds outstanding is required. Included as part of the proxy, we offered debenture holders a 150 basis point increase in the interest rate to an annual rate of 10.5%, effective as of September 15, 2000, contingent upon obtaining a majority affirmative vote. Additionally, we offered each debenture holder a consent fee of $10 per bond, payable only upon obtaining his or her affirmative vote. Subsequent to the first quarter ended April 28, 2000, we obtained a waiver for the breach of the covenant as of January 28, 2000 and obtained the requested amendments. We were in compliance with all of our financial covenants as required by the indenture at April 28, 2000. Since we obtained the majority vote, the interest rate on our subordinated convertible debentures will increase to an annual rate of 10.5% and will be reflected in the December 15, 2000 interest payment to debenture holders.

                We have a $15.0 million three-year revolving line of credit facility with a bank for general working capital purposes. Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets. The credit agreement contains covenants, which require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks. In March 2000, Yale T. Dolginow, Chairman and Chief Executive Officer, through Wells Fargo, N.A. issued a $1.2 million Standby Letter of Credit in favor of Fleet Retail Finance, Inc. as beneficiary. The Standby Letter of Credit expires on December 6, 2000, although it may expire as early as September 2000 assuming certain conditions are met. This Standby Letter of Credit caused Fleet Retail Finance, Inc., the lender for our revolving line of credit, to provide us with up to a $1.2 million overadvance on our revolving line of credit. On April 28, 2000 we had availability of approximately $10.9 million under this line, of which approximately $9.0 million was outstanding. In consideration for issuing the Standby Letter of Credit, we granted an option to Yale T. Dolginow to purchase 50,000 shares of our common stock at an exercise price of $.97 per share, equal to 110% of the market price of our underlying stock as of the date of grant. We have agreed to indemnify Mr. Dolginow for any liability he may incur in connection with the Standby Letter of Credit.

                We were in compliance with all of our financial covenants as required by the credit facility at April 28, 2000. At January 28, 2000, as a result of the breach in covenant in the indenture covering our debentures, we were in a "cross-default" under this credit facility. As a result of obtaining the requested waiver and amendments from our debenture holders, as discussed above, we are no longer in a "cross-default" under this credit facility.

(4)      COMMON STOCK AND STOCK OPTION TRANSACTIONS

                  Pursuant to our Employee Stock Purchase Plan, on January 31, 2000, 11,539 shares of our common stock were purchased by employees.

                  On March 6, 2000, the Compensation Committee of the Board of Directors approved the repricing to $2.00 per common share of 424,300 options, all of which were originally granted in excess of $2.00 per common share. The repricing of these options creates in substance a modification. Accordingly, these options will be treated as variable awards, and we will reflect changes in their value in the general and administrative expense line until the options are exercised or expire.

                During the first quarter of fiscal 2000, we granted options to selected management and to the board of directors to purchase 266,900 shares of our common stock at an exercise price range of $0.88 to $1.50 per share. The options vest over three years and expire 10 years from the date of grant.

(5)      SUBSEQUENT EVENT

                  Subsequent to the first quarter ended April 28, 2000, we closed on an agreement with a subtenant for the sublease of the previous Maple Grove, Minnesota store location, which was relocated in March 2000. Per the sublease agreement, beginning July 1, 2000, the sublessee agrees to pay, over the term of the underlying lease, the fixed minimum monthly rental per the underlying lease, plus charges including, but not limited to, common area maintenance, real estate taxes, insurance costs and utility charges. Accordingly, effective as of the date of closing, during the second quarter ending July 28, 2000, we will reflect the reversal of the remainder of the store closing reserve that was established for this location at January 28, 2000, for approximately $500,000.

(6)      RECLASSIFICATIONS

                  Certain prior year amounts have been reclassified to conform to the current year presentation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         We are a growing chain of retail stores specializing in party supplies and paper goods. We operate 101 stores in ten states throughout the central and western regions of the United States under the names PAPER WAREHOUSE and PARTY UNIVERSE, and operate a web site under the name PARTYSMART.COM. We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987. In growing the number of Company-owned stores, we employ a strategy of clustering stores in our principal markets to:

         -        provide our customers with convenient store locations

         -        expand our total market share

         -        achieve favorable economies of scale

REVENUES

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

         General and administrative expenses include corporate administrative expenses for Company-owned stores, expenses relating to franchising, such as payroll, legal, travel and advertising, and non-capitalizable costs associated with PartySmart.com, our Internet web site.

RESULTS OF OPERATIONS

NET LOSS AND NET LOSS PER COMMON SHARE

         We reported a net loss of approximately $985,000, or $.21 per share, for the first quarter ended April 28, 2000, compared to a net loss of approximately $1.2 million, or $.26 per share for the first quarter ended April 30, 1999. The net loss for the first quarter of 1999 included the net impact of a cumulative effect of accounting change of approximately $109,000 ($.02 per share) from the adoption of an accounting pronouncement. The principal reason for our first quarter loss in fiscal 2000 is the seasonality of our business, in which, first quarter is typically our weakest quarter. The combination of the relatively low sales volume with our fixed expense structure usually results in the realization of a first-quarter loss. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first three months of fiscal 2000 was approximately ($635,000), which favorably compares to an EBITDA of approximately ($1.2 million) for the comparable period in the prior year.

         The following table sets forth for the periods indicated, certain costs and expenses as a percentage of total revenues and retail sales:

                                                                                    THREE MONTHS ENDED
                                                                            -----------------------------------
                                                                               APRIL 28,          APRIL 30,
                                                                                 2000                1999
                                                                            ----------------    ---------------
               Costs of products sold and occupancy costs:
                    as % of total revenues............................                68.1%              68.3%
                    as % of retail sales..............................                69.2%              69.5%

               Store operating expenses:
                    as % of total revenues............................                25.3%              28.0%
                    as % of retail sales..............................                25.7%              28.5%

               General and administrative expenses:
                    as % of total revenues............................                13.1%              13.4%
                    as % of retail sales..............................                13.3%              13.7%

               Number of Company-owned stores.........................               101                  97

REVENUES

         RETAIL SALES. Retail sales of $19.4 million for the first three months of fiscal 2000 increased $3.0 million, or 18%, over retail sales of $16.4 million for the first three months of fiscal 1999. The year-over-year increase reflects the larger store base. In addition, the increase in sales reflects the continued maturation of stores opened during fiscal 1998 and fiscal 1999, as approximately $2.0 million of this year-over-year favorability was attributable to an increase in comparable store sales. Sales from our Internet web site, which became operational in the third quarter of fiscal 1999, were not significant. During the first quarter ended April 28, 2000, we opened one new Company-owned store, relocated one Company-owned store and closed two Company-owned stores, bringing the total to 101 at April 28, 2000, compared to 97 at April 30, 1999. First quarter 2000 comparable store sales increased 12.3% over the prior year comparable period. This growth rate favorably compares to a comparable store sales increase of 4.6% for the first fiscal quarter of 1999.

         FRANCHISE RELATED FEES. Franchise related fees for the first three months of fiscal 2000 of approximately $315,000 increased 15% over franchise related fees of approximately $273,000 for the comparable period in the prior year. The year-over-year increase primarily reflects increased royalties from increased franchise store sales. During the first fiscal quarter of 2000, we opened one franchise store, for a total of 48 franchise stores at April 28, 2000 compared with 45 franchise stores at the end of the first fiscal quarter of 1999.

COSTS OF PRODUCTS SOLD AND OCCUPANCY COSTS

         Cost of products sold and occupancy costs totaled $13.4 million or 69.2% of retail sales for the first quarter ended April 28, 2000, as compared to $11.4 million or 69.5% of retail sales for the first quarter ended April 30, 1999. The dollar increase in this expense category primarily reflects higher occupancy costs, resulting from the increased store base as well as the occupancy costs for our Seattle market, which carries higher occupancy costs as compared to our other markets. Our product margins for the first three months of fiscal 2000 remained relatively flat to the prior year comparable period. We experienced a reduction in gross margin due to a higher percentage of product sales derived from our licensed juvenile category, which typically results in lower margins. This reduction was essentially offset by an increased amount of purchasing allowances, as negotiated with our vendors.

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

STORE OPERATING EXPENSES

         Store operating expenses for the first three months of fiscal 2000 were $5.0 million or 25.7% of retail sales, as compared to $4.7 million or 28.5% of retail sales for the comparable period in the prior year. The decrease in the percentage primarily reflects the continued maturation of our store base and our ability to leverage year-over-year increases in store labor, advertising and store operating expenses. The year-over-year improvement also reflects the shift in the timing of an advertising flyer to second quarter and increased advertising rebates due to the favorable sales volume of certain products. We continue to realize higher wage rate pressure due to the tightness of labor markets.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the first quarter of fiscal 2000 were approximately $2.6 million, or 13.1% of revenues, compared to general and administrative expenses of approximately $2.2 million, or 13.4% of revenues for the first quarter of fiscal 1999. The year-over year dollar increase reflects approximately $272,000 of operational costs associated with our Internet strategy, which became operational in the third quarter of fiscal 1999. Over the next twelve-months, we expect general and administrative expenses to remain relatively flat to prior year as our store base continues to mature and we better leverage our expense structure.

INTEREST EXPENSE

         Interest expense, for the quarter ended April 28, 2000, of approximately $401,000, or 2.0% of total revenues, increased $185,000, over interest expense for the first quarter ended April 30, 1999. The increase over prior year reflects borrowings from our revolving credit facility, necessary to fund working capital requirements, in addition to interest payments related to our convertible subordinated debentures, which were sold during the second quarter of fiscal 1999. Interest expense also increased due to the amortization of the deferred financing costs related to our financing activities during fiscal 1999. We expect interest expense to continue to increase throughout fiscal 2000, primarily due to recent increases in the prime rate and an increase in the effective annual rate on our $4.0 million of convertible subordinated debentures from 9.0% to 10.5%, to be reflected in the December 15, 2000 interest payment to debenture holders.

INCOME TAX BENEFIT

         The Company's estimated annual effective income tax rate is 40% for the first quarter of fiscal 2000, unchanged from the first quarter of fiscal 1999 estimated annual rate.

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

         -        payment terms from vendors

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

         -        quarterly fluctuations in revenues and operating income

         -        timing of seasonal purchases

         -        timing of new store openings, remodels and/or relocations

         - intra-month cash needs for payment of rent, payroll and other operational payables

         Our liquidity as measured by our working capital, was $3.8 million at April 28, 2000 and was $4.7 million at January 28, 2000. The Company's current ratio was 1.2 to 1.0 at April 28, 2000 compared to 1.3 to 1.0 at January 28, 2000. The decrease in our working capital and in our current ratio reflects higher usage of our revolving credit facility to fund seasonal purchases of inventory and to finance our prior year loss.

         Merchandise inventories have increased approximately $1.4 million from the end of fiscal 1999, reflecting necessary purchases in order to support our store base and for upcoming seasonal events. This inventory growth was only partially funded, however, by a $792,000 increase in accounts payable.

         Net cash used for operations totaled approximately $2.1 million for the first quarter ended April 28, 2000 compared to net cash used for operations of approximately $517,000 for the same period in 1999. The decline in cash flows from operations primarily reflects the increase in merchandise inventories, with only a partial increase in accounts payable. Our accounts payable leveraging has somewhat lessened year-over-year as we have strived, when possible, to take advantage of vendor cash discounts that are offered.

         Net cash used for investing activities was approximately $296,000 for the first quarter ended April 28, 2000 and approximately $558,000 for the first quarter ended April 30, 1999. The use of cash for the first three months of 2000 reflects $388,000 of capital expenditures primarily related to opening, relocating and remodeling Company-owned stores and upgrading our information systems. In comparison, we had capital expenditures of approximately $574,000 in the prior year comparable period.

         We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies. We anticipate that we will spend an aggregate $1.7 million on capital expenditures during fiscal 2000. These capital expenditures will be for one new store opening, fixturing, remodeling or relocating existing stores, and continuing investments in information systems. If the number of Company-owned stores we plan to open or relocate increases or decreases, this estimate may change accordingly. The number of Company-owned stores may vary from plan primarily based upon the availability of suitable locations on acceptable terms. It is our intention to finance new store fixtures and equipment with long-term leases, assuming availability and reasonable terms. We may additionally seek to acquire existing stores from franchisees. At present, we have no agreement to acquire any franchise store.

         Net cash provided by financing activities was approximately $2.5 million for the first fiscal quarter of 2000 compared to net cash provided by financing activities of approximately $878,000 for the first fiscal quarter of 1999. The year-over-year increase primarily reflects our increased borrowing capacity, partially offset by the prior year refinancing of our mortgage and capital leases.

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

         -        scaling back PARTYSMART.COM, our Internet website venture

         -        increasing prices

         - seeking alternative sources for the financing of fixtures and equipment

FINANCING

         We have outstanding as of April 28, 2000, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into
1.3 million shares of our common stock. The debentures bear interest at an annual rate of 9.0%, payable quarterly, and mature in 2005. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and imposes restrictions on our ability to pay dividends. As of our fiscal 1999 year end, we were in breach of a covenant requiring a minimum consolidated tangible net worth, however we were current on all required payments under the indenture. Subsequent to January 28, 2000, we mailed a proxy to our debenture holders requesting a waiver of this breach, and amendments, one of which would replace the definition of consolidated tangible net worth in the indenture with a definition of consolidated net worth, and one to increase the interest rate on the debentures. In order for us to obtain the waiver and amendments, an affirmative vote from greater than 50% of the dollar value of the bonds outstanding is required. Included as part of the proxy, we offered debenture holders a 150 basis point increase in the interest rate to an annual rate of 10.5%, effective as of September 15, 2000, contingent upon obtaining a majority affirmative vote. Additionally, we offered each debenture holder a consent fee of $10 per bond, payable only upon obtaining his or her affirmative vote. Subsequent to the first quarter ended April 28, 2000, we obtained a waiver for the breach of the covenant as of January 28, 2000 and obtained the requested amendments. We were in compliance with all of our financial covenants as required by the indenture at April 28, 2000. Since we obtained the majority vote, the interest rate on our subordinated convertible debentures will increase to an annual rate of 10.5% and will be reflected in the December 15, 2000 interest payment to debenture holders.

         We have a $15.0 million three-year revolving line of credit facility with a bank for general working capital purposes. Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets. The credit agreement contains covenants, which require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks. In March 2000, Yale T. Dolginow, Chairman and Chief Executive Officer, through Wells Fargo, N.A. issued a $1.2 million Standby Letter of Credit in favor of Fleet Retail Finance, Inc. as beneficiary. The Standby Letter of Credit expires on December 6, 2000, although it may expire as early as September 2000 assuming certain conditions are met. This Standby Letter of Credit caused Fleet Retail Finance, Inc., the lender for our revolving line of credit, to provide us with up to a $1.2 million overadvance on our revolving line of credit. On April 28, 2000 we had availability of approximately $10.9 million under this line, of which approximately $9.0 million was outstanding. In consideration for issuing the Standby Letter of Credit, we granted an option to Yale T. Dolginow to purchase 50,000 shares of our common stock at an exercise price of $.97 per share, equal to 110% of the market price of our underlying stock as of the date of grant. We have agreed to indemnify Mr. Dolginow for any liability he may incur in connection with the Standby Letter of Credit.

         We were in compliance with all of our financial covenants as required by the credit facility at April 28, 2000. At January 28, 2000, as a result of the breach in covenant in the indenture covering our debentures, we were in a "cross-default" under this credit facility. As a result of obtaining the requested waiver and amendments from our debenture holders, as discussed above, we are no longer in a "cross-default" under this credit facility.

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

         FORWARD-LOOKING INFORMATION

         Certain statements contained in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in our 1999 Form 10-K and our other filings with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

       On July 20, 1999, we completed a public offering of $4 million convertible subordinated debentures due September 15, 2005, bearing interest at an annual rate of 9.0%, payable quarterly. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests. As of our fiscal 1999 year end, we were in breach of a covenant requiring a minimum consolidated tangible net worth. However, we were current on all required payments under the indenture. Subsequent to the first quarter ended April 28, 2000, we obtained from a majority of the debenture holders a waiver for the breach of the covenant as of January 28, 2000. We were in compliance with all of our financial covenants as required by the indenture at April 28, 2000. A majority of the debenture holders also approved amendments to the indenture to replace the definition of consolidated tangible net worth and to increase the interest rate on the debentures. In order to obtain the consent of a majority of the debenture holders, we offered the debenture holders a 150 basis point increase in the interest rate to an annual rate of 10.5%, beginning with the December 15, 2000 payment, contingent upon obtaining a majority affirmative vote. Since we obtained the majority vote, the interest rate on our subordinated convertible debentures will increase to an annual rate of 10.5% and will be reflected in the December 15, 2000 interest payment to debenture holders.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.       EXHIBITS:

                  Exhibit 10.1 - First Supplemental Indenture between the
                                 Company and Norwest Bank, N.A., as trustee

                  Exhibit 10.2 - Amendment to 1998 Employee Stock Purchase Plan

                  Exhibit 12 - Computation re: Ratio of Earnings to Fixed
                               Charges

                  Exhibit 27 - Financial Data Schedule

         b.       REPORTS ON FORM 8-K:

                  Registrant did not file any reports on Form 8-K during the quarter ended April 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PAPER WAREHOUSE, INC.

Date:  June 6, 2000

                              By: /s/ Yale T. Dolginow
                              -------------------------------------------------
                              Name: Yale T. Dolginow
                              Title: President and Chief Executive Officer

                              By: /s/ Cheryl W. Newell
                              -------------------------------------------------
                              Name: Cheryl W. Newell
                              Title: Chief Financial Officer
                              (Principal Financial Officer)

                              By: /s/ Diana G. Purcel
                              -------------------------------------------------
                              Name: Diana G. Purcel
                              Title: Controller
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION                                LOCATION
-----------           -----------                                --------

10.1                  First Supplemental Indenture               Filed herewith
                      between the Company and                    electronically
                      Norwest Bank, N.A. as trustee

10.2                  Amendment to 1998 Employee                 Filed herewith
                      Stock Purchase Plan                        electronically

12                    Ratio of Earnings to                       Filed herewith
                      Fixed Charges                              electronically

27                    Financial Data Schedule                    Filed herewith
                                                                 electronically