Form 10-Q
period 2000-07-28
PAPER WAREHOUSE INC
filed 2000-08-31
CIK 934509

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

                  For the Quarterly Period Ended July 28, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


On August 31, 2000, there were 4,644,940 shares of Common Stock, $.01 par value, of Paper Warehouse, Inc. outstanding.



================================================================================

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


    PART I.    FINANCIAL INFORMATION                                                   PAGE
                                                                                       ----
               Item 1:    Financial Statements

                          Consolidated Balance Sheets
                          as of July 28, 2000 and January 28, 2000                      1

                          Consolidated Statements of Operations
                          for the Three and Six Months ended July 28, 2000
                          and July 30, 1999                                             2

                          Consolidated Statements of Cash Flows
                          for the Six Months ended July 28, 2000
                          and July 30, 1999                                             3

                          Notes to Consolidated Financial Statements                    4-8

               Item 2:    Management's Discussion and Analysis of
                          Results of Operations and Financial Condition                 9-17

               Item 3:    Quantitative and Qualitative Disclosures about Market Risk    18

    PART II.   OTHER INFORMATION

               Item 2:    Changes in Securities                                         19

               Item 4:    Submission of Matters to a Vote of Security Holders           19

               Item 6:    Exhibits and Reports on Form 8-K                              20

                          Signatures                                                    21

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                            July 28,             January 28,
                                                                                             2000                  2000
                                                                                        ----------------     -----------------
    ASSETS                                                                                (Unaudited)
    Current assets:
       Cash and cash equivalents................................................            $   458,187          $    469,768
       Merchandise inventories..................................................             20,330,432            20,206,851
       Accounts receivable......................................................              1,116,028               830,153
       Prepaid expenses and other current assets................................              1,096,771             1,003,398
                                                                                        ----------------     -----------------
             Total current assets...............................................             23,001,418            22,510,170

       Property and equipment, net..............................................              9,395,503            10,006,870
       Deferred tax asset.......................................................              3,177,052             3,177,052
       Other assets, net........................................................              1,595,890             1,694,552
                                                                                        ----------------     -----------------
               Total assets.....................................................            $37,169,863          $ 37,388,644
                                                                                        ================     =================


    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Notes payable - line of credit...........................................            $ 8,827,372          $  6,303,648
       Current maturities of long-term debt.....................................                632,798               715,517
       Accounts payable.........................................................              6,603,639             8,226,993
       Accrued liabilities......................................................              1,854,442             1,751,634
       Current portion - reserve for store closings.............................                531,536               811,709
                                                                                        ----------------     -----------------
             Total current liabilities..........................................             18,449,787            17,809,501

    Convertible subordinated debt...............................................              4,000,000             4,000,000
    Other long-term debt, less current maturities...............................              2,202,893             2,447,852
    Reserve for store closings, less current portion............................              1,572,002             2,188,291
    Deferred rent credits.......................................................              1,394,877             1,301,563
                                                                                        ----------------     -----------------
               Total liabilities................................................             27,619,559            27,747,207
                                                                                        ----------------     -----------------

    Stockholders' equity:
      Serial preferred stock, $.01 par value; 10,000,000 shares authorized;
          none issued or outstanding............................................                    ---                   ---
      Common stock, $.01 par value;  40,000,000 shares authorized;
          4,639,475 and 4,627,936 shares issued and outstanding.................                 46,395                46,279
      Additional paid-in capital................................................             13,848,345            13,833,442
      Accumulated deficit.......................................................            (4,344,436)           (4,238,284)
                                                                                        ----------------     -----------------
             Total stockholders' equity.........................................              9,550,304             9,641,437
                                                                                        ----------------     -----------------

               Total liabilities and stockholders' equity.......................            $37,169,863          $ 37,388,644
                                                                                        ================     =================



    See accompanying notes to consolidated financial statements.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                     Three Months Ended                    Six Months Ended
                                                              ----------------------------------  ---------------------------------
                                                                 July 28,          July 30,          July 28,         July 30,
                                                                   2000              1999              2000             1999
                                                              ---------------   ---------------   ---------------  ---------------
    Revenues:
      Retail sales...........................................   $ 23,220,665      $ 19,618,089      $ 42,643,751     $ 36,037,661
      Franchise related fees.................................        371,781           303,455           686,457          576,312
                                                              ---------------   ---------------   ---------------  ---------------
           Total revenues....................................     23,592,446        19,921,544        43,330,208       36,613,973

    Costs and expenses:
      Costs of products sold and occupancy costs.............     14,954,528        13,115,318        28,391,768       24,522,163
      Store operating expenses...............................      5,058,707         4,051,571        10,057,992        8,725,461
      General and administrative expenses....................      2,443,922         2,640,362         5,022,334        4,905,402
      Repositioning credits..................................      (530,000)               ---         (530,000)              ---
                                                              ---------------   ---------------   ---------------  ---------------
           Total costs and expenses..........................     21,927,157        19,807,251        42,942,094       38,153,026
                                                              ---------------   ---------------   ---------------  ---------------

           Operating income (loss)...........................      1,665,289           114,293           388,114      (1,539,053)

      Interest expense.......................................      (426,207)         (231,675)         (827,304)        (447,715)
      Other income, net......................................        227,960           285,970           276,520          303,997
                                                              ---------------   ---------------   ---------------  ---------------

      Income (loss) before income taxes and
          cumulative effect of accounting change.............      1,467,042           168,588         (162,670)      (1,682,771)

      Income tax (expense) benefit...........................      (588,143)          (67,439)            56,518          675,087
                                                              ---------------   ---------------   ---------------  ---------------

      Net income (loss) before cumulative effect of
          accounting change..................................        878,899           101,149         (106,152)      (1,007,684)

      Cumulative effect of accounting change, net............            ---               ---               ---        (108,506)
                                                              ---------------   ---------------   ---------------  ---------------

           Net income (loss).................................  $     878,899     $     101,149     $   (106,152)    $ (1,116,190)
                                                              ===============   ===============   ===============  ===============

      Net Income (Loss) Per Common Share:

           Basic net income (loss) per common share before
                cumulative effect of accounting change.......  $         .19     $         .02     $       (.02)    $       (.22)

           Cumulative effect of accounting change............            ---               ---               ---            (.02)
                                                              ---------------   ---------------   ---------------  ---------------

           Basic net income (loss) per common share..........  $         .19     $         .02     $       (.02)    $       (.24)
                                                              ===============   ===============   ===============  ===============


           Diluted net income (loss) per common share before
                cumulative effect of accounting change.......  $        .16      $        .02      $       (.02)    $       (.22)

           Cumulative effect of accounting change............           ---               ---               ---             (.02)
                                                              ---------------   ---------------   ---------------  ---------------

           Diluted net income (loss) per common share........  $        .16      $        .02      $       (.02)    $       (.24)
                                                              ===============   ===============   ===============   ===============



    See accompanying notes to consolidated financial statements.

                                      PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)

                                                                                           Six Months Ended
                                                                                  ------------------------------------
                                                                                     July 28,             July 30,
                                                                                       2000                 1999
                                                                                  ---------------      ---------------
    OPERATING ACTIVITIES:
    Net loss.............................................................            $ (106,152)         $(1,116,190)
    Adjustments to reconcile net loss to net cash used for operations:
         Depreciation and amortization...................................              1,186,813            1,094,438
         Repositioning credits...........................................              (530,000)                  ---
         Gain on sale of property and equipment..........................               (10,200)              (1,414)
         Deferred taxes..................................................               (65,068)            (745,444)
         Deferred rent credits...........................................                117,205              215,929
         Other noncash items affecting earnings..........................                112,514              200,114
         Changes in operating assets and liabilities:
           Merchandise inventories.......................................              (123,581)          (3,353,830)
           Accounts receivable...........................................              (285,875)              636,323
           Prepaid expenses and other current assets.....................               (28,305)            (658,511)
           Accounts payable..............................................            (1,623,354)            1,730,782
           Accrued liabilities...........................................                 78,917              631,994
           Store closing reserves........................................              (366,462)                  ---
                                                                                  ---------------      ---------------

             Net cash used for operations................................            (1,643,548)          (1,365,809)

    INVESTING ACTIVITIES:
    Purchases of property and equipment..................................              (637,968)          (1,429,470)
    Proceeds from sale of property and equipment.........................                 92,450               16,700
                                                                                  ---------------      ---------------

             Net cash used for investing activities......................              (545,518)          (1,412,770)

     FINANCING ACTIVITIES:
     Proceeds from convertible subordinated debentures....................                    ---            4,000,000
     Net proceeds from (payments on) notes payable - line of credit.......              2,523,724            (904,199)
     Proceeds from refinancing of mortgage................................                    ---            1,100,000
     Net payments on other long-term debt.................................               (13,285)            (907,326)
     Payment of debt issuance costs.......................................               (33,580)          (1,006,532)
     Proceeds from financing of property and equipment....................                    ---            1,105,039
     Payments on financing of property and equipment......................              (314,393)            (226,981)
     Proceeds received from employee purchases of stock...................                 15,019                  ---
                                                                                   ---------------      ---------------

              Net cash provided by financing activities...................              2,177,485            3,160,001
                                                                                   ---------------      ---------------

              Net (decrease) increase in cash and cash equivalents........               (11,581)              381,422

     Cash and cash equivalents, beginning of period.......................                469,768              988,575
                                                                                   ---------------      ---------------

     Cash and cash equivalents, end of period.............................          $     458,187       $    1,369,997
                                                                                   ===============      ===============

     SUPPLEMENTAL CASH FLOW INFORMATION:

              Interest paid during the period.............................          $     672,239       $      396,532
              Income taxes paid during the period.........................                  8,108                  ---
                                                                                   ===============      ===============

    See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

           We, ("Paper Warehouse, Inc." or the "Company"), are a growing chain of retail stores, specializing in party supplies and paper goods. We operate 99 stores in ten states throughout the central and western regions of the United States under the names "Paper Warehouse" and "Party Universe" and operate a web site under the name "PartySmart.com." Additionally, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.


           We prepared these consolidated financial statements in accordance with Securities and Exchange Commission ("SEC") Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Paper Warehouse, Inc., Paper Warehouse Franchising, Inc. and PartySmart.com, Inc. as of July 28, 2000 and January 28, 2000 and for the three and six month periods ended July 28, 2000 and July 30, 1999. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report to Shareholders and our Form 10-K filed with the SEC.

           Due to the seasonality of our business, revenues and operating results for the three and six months ended July 28, 2000 are not necessarily indicative of the results to be expected for the full year.


(2) EARNINGS (LOSS) PER COMMON SHARE

           Basic earnings per common share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding during the periods.

           Diluted EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period; increased to include assumed conversions of potentially dilutive shares outstanding into common shares, when dilutive. Our potentially dilutive shares of common stock include stock options which have been granted to employees and outside directors, our outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of our convertible debenture offering. We had $4.0 million of convertible subordinated debentures outstanding as of July 28, 2000 that were not included in the computation of diluted EPS for the six month period ended July 28, 2000, as their inclusion would have been antidilutive. In addition, options to purchase 787,325 and 429,300 shares of common stock were outstanding as of July 28, 2000 and July 30, 1999, respectively, but were excluded from the computation of common share equivalents for the six month periods ended July 28, 2000 and July 30, 1999 because they were antidilutive. Had we not incurred losses in these year-to-date periods, the inclusion of these items would not have been antidilutive. Accordingly, for the six months ended July 28, 2000, we would have assumed conversions of convertible subordinated debentures into approximately 1.3 million common shares and conversions of stock options into approximately 73,000 common shares. For the first six months of fiscal 1999, we would have assumed conversions of convertible subordinated debentures into approximately 127,000 common shares and conversions of stock options into approximately 20,500 common shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(2) EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)

           The components of basic and diluted EPS for the three and six-month periods ended July 28, 2000 and July 30, 1999 are as follows:

                                                                   Three Months Ended               Six Months Ended
                                                              -----------------------------   ------------------------------
                                                                 July 28,         July 30,       July 28,         July 30,
    Basic and diluted EPS:                                        2000             1999            2000            1999
                                                              -------------   -------------   -------------    -------------
    Basic EPS:
       Net income (loss) before cumulative effect
           of accounting change ..........................     $   878,899     $   101,149     $  (106,152)     $(1,007,684)
       Cumulative effect of accounting change, net .......             ---             ---             ---         (108,506)
                                                              -------------   -------------   -------------    -------------
       Net income (loss) .................................     $   878,899     $   101,149     $  (106,152)     $(1,116,190)
                                                              -------------   -------------   -------------    -------------

       Weighted average shares outstanding ...............       4,639,475       4,627,936       4,639,338        4,627,936

       Basic EPS before cumulative effect of
           accounting change .............................     $       .19     $       .02     $      (.02)     $      (.22)
       Cumulative effect of accounting change, net .......             ---             ---             ---             (.02)
                                                              -------------   -------------   -------------    -------------
       Basic EPS .........................................     $       .19     $       .02     $      (.02)     $      (.24)
                                                              =============   =============   =============    =============

    Diluted EPS:
       Net income (loss) before cumulative effect
           of accounting change ..........................     $   878,899     $   101,149     $  (106,152)     $(1,007,684)
       Impact of assumed conversions .....................          54,000          13,187             ---              ---
                                                              -------------   -------------   -------------    -------------
       Net income (loss) before cumulative effect
           of accounting change plus assumed conversions .         932,899         114,336        (106,152)      (1,007,684)
       Cumulative effect of accounting change, net .......             ---             ---             ---         (108,506)
                                                              -------------   -------------   -------------    -------------
       Net income (loss) .................................     $   932,899     $   114,336     $  (106,152)     $(1,116,190)
                                                              -------------   -------------   -------------    -------------

       Weighted average shares outstanding ...............       4,639,475       4,627,936       4,639,338        4,627,936
       Assumed conversions of:
         Stock options ...................................          37,982          42,301             ---              ---
         Convertible subordinated debentures .............       1,333,333         253,968             ---              ---
                                                              -------------   -------------   -------------    -------------
       Adjusted weighted average shares outstanding ......       6,010,790       4,924,205       4,639,338        4,627,936
                                                              =============   =============   =============    =============

       Diluted EPS before cumulative effect of
           accounting change .............................     $       .16     $       .02     $      (.02)     $      (.22)
       Cumulative effect of accounting change, net .......             ---             ---             ---             (.02)
                                                              -------------   -------------   -------------    -------------
       Diluted EPS .......................................     $       .16     $       .02     $      (.02)     $      (.24)
                                                              =============   =============   =============    =============

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            (CONTINUED)


(3) FINANCING ARRANGEMENTS

           We have outstanding as of July 28, 2000, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into approximately 1.3 million shares of our common stock. The debentures bear interest at an annual rate of 9.0%, payable quarterly, and mature in 2005. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and imposes restrictions on our ability to pay dividends. As of our fiscal 1999 year end, we were in breach of a covenant requiring a minimum consolidated tangible net worth, however, we were current on all required payments under the indenture. During the second quarter of fiscal 2000, we mailed a proxy to our debenture holders requesting a waiver of this breach, and amendments, to replace the definition of consolidated tangible net worth in the indenture with a definition of consolidated net worth, and to increase the interest rate on the debentures. In order for us to obtain the waiver and approval of the amendments, an affirmative vote from greater than 50% of the dollar value of the bonds outstanding was required. We offered debenture holders a 150 basis point increase in the interest rate to an annual rate of 10.5%, effective as of September 15, 2000, contingent upon obtaining a majority affirmative vote. Additionally, we offered each debenture holder a consent fee of $10 per bond, payable only upon obtaining his or her affirmative vote. During the second quarter ended July 28, 2000, we obtained a waiver for the breach of the covenant as of January 28, 2000 and obtained required approval for the amendments. Since we obtained the majority vote, effective September 15, 2000, the interest rate on our subordinated convertible debentures will increase to an annual rate of 10.5%, and will be reflected in the December 15, 2000 interest payment to debenture holders. We were in compliance with all of our financial covenants as required by the indenture at July 28, 2000.

           We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in June 2002. Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets. The credit agreement contains covenants, which require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks. In March 2000, Yale T. Dolginow, Chairman and Chief Executive Officer, through Wells Fargo, N.A. issued a $1.2 million Standby Letter of Credit in favor of Fleet Retail Finance, Inc. as beneficiary. The Standby Letter of Credit expires on December 6, 2000, although it may expire as early as September 2000 assuming certain conditions are met. This Standby Letter of Credit caused Fleet Retail Finance, Inc., the lender for our revolving line of credit, to provide us with up to a $1.2 million overadvance on our revolving line of credit. On July 28, 2000 we had availability of approximately $10.3 million under this line, of which approximately $8.8 million was outstanding. In consideration for issuing the Standby Letter of Credit, during second quarter, we granted an option to Yale T. Dolginow to purchase 50,000 shares of our common stock at an exercise price of $.97 per share, equal to 110% of the market price of our underlying stock as of the date of grant. We have agreed to indemnify Mr. Dolginow for any liability he may incur in connection with the Standby Letter of Credit.

           We were in compliance with all of our financial covenants as required by the credit facility at July 28, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(4) COMMON STOCK AND STOCK OPTION TRANSACTIONS

           During the first six months of fiscal 2000, we granted options to selected management and to the board of directors to purchase 266,900 shares of our common stock at an exercise price range of $0.88 to $1.50 per share. The options vest over three years and expire 10 years from the date of grant.

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

           Pursuant to our Employee Stock Purchase Plan, on January 31, 2000, employees purchased 11,539 shares of our common stock. On July 31, 2000, subsequent to the second quarter, employees purchased 5,465 shares of our common stock pursuant to this plan.

(5) REPOSITIONING CREDITS - RESERVE FOR STORE CLOSINGS

           The reserve for store closings reflects reductions related to ongoing payments of rent, CAM and real estate taxes on the stores that were closed, in addition to beneficial adjustments resulting from the subleasing of two store locations that were previously closed.

           During the second quarter ended July 28, 2000, we closed on an agreement with a subtenant for the sublease of the previous Maple Grove, Minnesota store location, which was relocated in March 2000. Per the sublease agreement, beginning July 1, 2000, the sublessee agrees to pay, over the term of the underlying lease, the fixed minimum monthly rental per the underlying lease, plus charges including, but not limited to, common area maintenance, real estate taxes, insurance costs and utility charges. Accordingly, effective as of the date of closing, we reversed the remainder of the store closing reserve that was established for this location during the fourth quarter of fiscal 1999, for approximately $500,000.

           Also during the second quarter of fiscal 2000, we closed on an agreement with a subtenant for the sublease of the previous St. Joseph, Missouri store location, which was relocated in April 1999. Beginning August 1, 2000, the sublessee agrees to pay, over the term of the underlying lease, a portion of the fixed minimum monthly rental per the underlying lease plus charges including, but not limited to, common area maintenance, real estate taxes and insurance costs, provided such charges do not exceed a stated amount per the sublease agreement. Accordingly, effective as of the date of closing, we reversed the remainder of the store closing reserve that was established for this during the fourth quarter of fiscal 1999, for approximately $30,000.

(6) OTHER INCOME

           During the second quarter of fiscal 2000, we received $200,000 as consideration for terminating the lease on our warehouse facility. This fee is reflected in other income in our consolidated statements of operations for the three and six months ended July 28, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(7) SUBSEQUENT EVENT - LISTING ON NASDAQ SMALLCAP MARKET

           Subsequent to the second quarter ended July 28, 2000, the Nasdaq Listing Qualifications Panel notified us that our stock was approved for listing on the Nasdaq SmallCap Market effective August 4, 2000 under the symbol PWHS. In late January 2000, Nasdaq notified us that we were not in compliance with one of its maintenance standards, requiring at least $5.0 million of "public float" -- the total market value of common stock held by shareholders who are not insiders, and gave us 90 calendar days to comply with this standard. We were unable to meet this requirement and in April applied for listing on the Nasdaq SmallCap Market.

(8) SUBSEQUENT EVENT - SHAREHOLDER RIGHTS OFFERING

           On August 28, 2000, our Board of Directors approved a shareholder rights offering in which we will distribute, to shareholders of record,
    0.323 rights for each share of common stock held on the record date. Each whole right will entitle its holder to purchase from us, one share of our $.01 par value common stock at a subscription price of $1.25, for a total subscription of up to 1,500,000 shares. We will not issue any fractional rights and the rights will not be transferable. We are in the process of preparing a registration statement on Form S-3 to file with the SEC regarding this rights offering.


(9) RECLASSIFICATIONS

           Certain prior year amounts have been reclassified to conform to the current year presentation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


    OVERVIEW

           We are a growing chain of retail stores specializing in party supplies and paper goods. We operate 99 stores in ten states throughout the central and western regions of the United States under the names PAPER WAREHOUSE and PARTY UNIVERSE, and operate a web site under the name PARTYSMART.COM. We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987. In growing the number of Company-owned stores, we employ a strategy of clustering stores in our principal markets to:

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

    RESULTS OF OPERATIONS

    NET INCOME (LOSS) AND NET INCOME (LOSS) PER COMMON SHARE

           We reported net income of approximately $879,000, or $.16 per share on a diluted basis, for the second quarter ended July 28, 2000, compared to net income of approximately $101,000, or $.02 per share on a diluted basis, for the second quarter of fiscal 1999. We reported a net loss of $106,000, or ($.02) per share year-to-date, compared to a net loss of approximately $1.1 million, or ($.24) per share for the prior-year comparable period. Included in the net loss for the first six months of 1999 was the net impact of a cumulative effect of accounting change of approximately $109,000 ($.02 per share) from the adoption of an accounting pronouncement. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first six months of fiscal 2000, excluding the repositioning credits, was approximately $1.3 million, a substantial improvement over EBITDA of approximately ($141,000) for the comparable period in the prior year.

           The following table sets forth for the periods indicated, certain costs and expenses as a percentage of total revenues and retail sales:

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       -------------------------------  -----------------------------
                                                         JULY 28,        JULY 30,        JULY 28,         JULY 30,
                                                           2000            1999            2000             1999
                                                       -------------     -------------  ------------     ------------
    Costs of products sold and occupancy costs:
         as % of total revenues......................         63.4%          65.8%            65.5%            67.0%
         as % of retail sales........................         64.4%          66.9%            66.6%            68.0%

    Store operating expenses:
         as % of total revenues......................         21.4%          20.3%            23.2%            23.8%
         as % of retail sales........................         21.8%          20.7%            23.6%            24.2%

    General and administrative expenses:
         as % of total revenues......................         10.4%          13.3%            11.6%            13.4%
         as % of retail sales........................         10.5%          13.5%            11.8%            13.6%

    Number of Company-owned stores...................            99             97              99               97

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

    REVENUES

           RETAIL SALES. Retail sales of approximately $23.2 million for the second quarter of fiscal 2000 increased $3.6 million, or 18%, over retail sales of approximately $19.6 million for the comparable period in the prior year. On a year-to-date basis, retail sales of approximately $42.6 million increased $6.6 million, or 18%, over retail sales of approximately $36.0 million for the first six months of fiscal 1999. The increase in sales primarily reflects the continued maturation of stores opened during fiscal 1998 and fiscal 1999, as approximately $4.7 million of this year-over-year favorability was attributable to an increase in total comparable store sales. To a lesser degree, the year-over-year increase reflects the slightly larger store base. Sales from our Internet web site, which became operational in the third quarter of fiscal 1999, were not significant, as our site was under construction during the entire quarter. During the second quarter ended July 28, 2000, we closed two Company-owned stores, bringing the total to 99 at July 28, 2000, compared to 97 at July 30, 1999. Second quarter 2000 comparable store sales increased 14.5% over the prior year comparable period. For the six-month period, comparable store sales increased 13.5% over the prior year comparable period. These growth rates favorably compare to comparable store sales increases of 7.9% and 6.3% for the second quarter and first six months of fiscal 1999.

           FRANCHISE RELATED FEES. Franchise related fees for the second quarter of fiscal 2000 of approximately $372,000 increased 23% over franchise related fees of approximately $303,000 for the comparable period in the prior year. For the six-month period ended July 28, 2000, franchise related fees of approximately $686,000 increased 19% over franchise related fees of approximately $576,000 for the prior year comparable period. The year-over-year increase primarily reflects increased royalties from increased franchise store sales. During the second fiscal quarter of 2000, one franchise store closed, bringing the total of franchise stores to 47 at July 28, 2000 compared with 46 franchise stores at the end of the second fiscal quarter of fiscal 1999.

    COSTS OF PRODUCTS SOLD AND OCCUPANCY COSTS

           Cost of products sold and occupancy costs totaled approximately $15.0 million or 64.4% of retail sales for the second quarter ended July 28, 2000, as compared to approximately $13.1 million or 66.9% of retail sales for the second quarter ended July 30, 1999. Cost of products sold and occupancy costs totaled approximately $28.4 million or 66.6% of retail sales for the six month period ended July 28, 2000, as compared to approximately $24.5 million or 68.0% of retail sales for the comparable period in the prior year. We realized an increase in our product margins for the second quarter and first six months of fiscal 2000 compared to the prior year comparable periods. This increase was primarily due to a strong graduation season for the current year, in which higher graduation sales were augmented by increased sales for solid color merchandise, which typically carry higher margins. Increased purchasing allowances as negotiated with our vendors additionally contributed to the gross margin favorability for the second quarter and first six months of fiscal 2000 versus the prior year comparable periods. During fiscal 2000, we have realized increased sales across all of our product categories year-over-year. However, we continue to experience margin pressure in the juvenile birthday category due to increased sales of licensed product, which typically has a lower margin.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)



    STORE OPERATING EXPENSES

           Store operating expenses for the second quarter of fiscal 2000 were approximately $5.1 million or 21.8% of retail sales, as compared to approximately $4.1 million or 20.7% of retail sales for the comparable period in the prior year. On a year-to-date basis, store operating expenses were approximately $10.1 million or 23.6% of retail sales during fiscal 2000, compared to approximately $8.7 million or 24.2% of retail sales during fiscal 1999. The decrease in the percentage for the year-to-date period primarily reflects the continued maturation of our store base and our ability to leverage year-over-year increases in store labor, advertising and store operating expenses. The lower percentage also reflects increased advertising rebates due to favorable sales volume for certain products. The increase in the percentage for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, reflects the shift in the timing of an advertising flyer from first quarter in fiscal 1999 to second quarter in fiscal 2000. We continue to realize higher wage rate pressure due to the tightness of labor markets.

    GENERAL AND ADMINISTRATIVE EXPENSES

           General and administrative expenses for the second quarter of fiscal 2000 were approximately $2.4 million, or 10.4% of revenues, compared to general and administrative expenses of approximately $2.6 million, or 13.3% of revenues for the second quarter of fiscal 1999. General and administrative expenses were approximately $5.0 million, or 11.6% of revenues for the first six months of fiscal 2000, compared to general and administrative expenses of approximately $4.9 million, or 13.4% of revenues for the comparable period in the prior year. The year-over year dollar increase for the six-month period reflects approximately $489,000 of operational costs associated with our Internet strategy, which became operational in the third quarter of fiscal 1999. Over the remainder of fiscal 2000, we expect general and administrative dollars to remain relatively flat to the prior year and we expect to gain further leverage of our general and administrative expense structure as our store base continues to mature.

    INTEREST EXPENSE

           Interest expense, for the quarter ended July 28, 2000, of approximately $426,000, or 1.8% of total revenues, increased $195,000, over interest expense for the quarter ended July 30, 1999. On a year-to-date basis, interest expense of approximately $827,000 for fiscal 2000, or 1.9% of total revenues, increased approximately $380,000 over interest expense for the first six months in the prior year. The increase over prior year reflects borrowings from our revolving credit facility, necessary to fund working capital requirements, in addition to interest payments related to our convertible subordinated debentures, which were sold during the second quarter of fiscal 1999. Interest expense also increased due to the amortization of the deferred financing costs related to our financing activities during fiscal 1999 and increases in the prime rate. We expect interest expense to continue to increase throughout fiscal 2000, primarily due to an increase in the effective annual rate on our $4.0 million of convertible subordinated debentures from 9.0% to 10.5%, effective September 15, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

    INCOME TAX BENEFIT

           Our estimated annual effective income tax rate for the second quarter and first six months of fiscal 2000 is 40%, unchanged from the estimated annual rate used in the prior year comparable periods.

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

        -   lease financings

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

        -   quarterly fluctuations in revenues and operating income

        -   timing of seasonal purchases

        -   timing of new store openings, remodels and/or relocations

        - intra-month cash needs for payment of rent, payroll and other operational payables

           Our liquidity as measured by our working capital, was $4.6 million at July 28, 2000 and was $4.7 million at January 28, 2000. Our current ratio was 1.25 to 1.00 at July 28, 2000 compared to 1.26 to 1.00 at January 28, 2000.

           Merchandise inventories at July 28, 2000 were essentially flat to the end of fiscal 1999, primarily reflecting the replenishment of everyday product sales. Over the next several months we should begin to see an increase in inventory levels due to upcoming seasonal events.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

    LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

           Net cash used for operations totaled approximately $1.6 million for the six month period ended July 28, 2000 compared to net cash used for operations of approximately $1.4 million for the same period in fiscal 1999. The cash use primarily reflects a reduction in accounts payable from a high level at year end to a more normalized level for this time of year. Our ability to leverage our accounts payable has somewhat lessened, primarily due to pressure from the vendor community, resulting from the financial difficulties of other party goods stores in the industry. In addition, we continue to strive, when possible, to take advantage of vendor cash discounts that are offered.

           Net cash used for investing activities was approximately $546,000 for the first six months of fiscal 2000, primarily reflecting capital expenditures primarily related to opening, relocating and remodeling Company-owned stores and upgrading our information systems. The net cash used for investing activities for the first six months of fiscal 1999 was approximately $1.4 million, consisting entirely of net capital expenditures.

           We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies. For the remainder of fiscal 2000, we anticipate that we will spend an aggregate $972,000 on capital expenditures. These capital expenditures will be for fixturing or remodeling existing stores, and continuing investments in information systems.

           Net cash provided by financing activities was approximately $2.2 million for the first six months of 2000 compared to net cash provided by financing activities of approximately $3.2 million for the first six months of fiscal 1999. The year-over-year decrease reflects our prior year subordinated debt offering, the refinancing of our mortgage and the financing of our capital leases, partially offset by an increased usage of our revolving line-of-credit in the current year.

    SHAREHOLDER RIGHTS OFFERING

           On August 28, 2000, our Board of Directors approved a shareholder rights offering in which we will distribute, to shareholders of record,
    0.323 rights for each share of common stock held on the record date. Each whole right will entitle its holder to purchase from us, one share of our $.01 par value common stock at a subscription price of $1.25, for a total subscription of up to 1,500,000 shares. We will not issue any fractional rights and the rights will not be transferable. We are in the process of preparing a registration statement on Form S-3 to file with the SEC regarding this rights offering.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

    LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

           Based on our current expectations about our business, we expect the liquidity sources described above, together with funds generated by operations, to be adequate to meet our cash needs over the next twelve months, and we believe that we will be able to sufficiently obtain funds for our long-term needs. In addition to recently increasing our borrowing availability under our revolving credit facility, we have attempted to generate or seek additional working capital through:

        -   reducing corporate and store-wide expenses

        -   scaling back PARTYSMART.COM, our Internet website venture

        -   increasing prices

        - seeking alternative sources for the financing of fixtures and equipment

        -   transactions such as our shareholder rights offering


           In our fiscal 1999 Form 10K, we previously disclosed that we were evaluating a transaction consisting of the sale of our corporate office building to Yale Dolginow, our Chairman and CEO, with subsequent lease back to the Company, for which we had a signed letter of intent. Based on the appraisal of the building and the increases in interest rates since we refinanced our mortgage in early fiscal 1999, we determined that this transaction was not in the best interest of the Company, Yale Dolginow or our shareholders.

    FINANCING

           We have outstanding as of July 28, 2000, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into approximately 1.3 million shares of our common stock. The debentures bear interest at an annual rate of 9.0%, payable quarterly, and mature in 2005. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and imposes restrictions on our ability to pay dividends. As of our fiscal 1999 year end, we were in breach of a covenant requiring a minimum consolidated tangible net worth, however, we were current on all required payments under the indenture. During the second quarter of fiscal 2000, we mailed a proxy to our debenture holders requesting a waiver of this breach, and amendments, to replace the definition of consolidated tangible net worth in the indenture with a definition of consolidated net worth, and to increase the interest rate on the debentures. In order for us to obtain the waiver and approval of the amendments, an affirmative vote from greater than 50% of the dollar value of the bonds outstanding was required. We offered debenture holders a 150 basis point increase in the interest rate to an annual rate of 10.5%, effective as of September 15, 2000, contingent upon obtaining a majority affirmative vote. Additionally, we offered each debenture holder a consent fee of $10 per bond, payable only upon obtaining his or her affirmative vote. During the second quarter ended July 28, 2000, we obtained a waiver for the breach of the covenant as of January 28, 2000 and obtained the required approval for the amendments. Since we obtained the majority vote, effective September 15, 2000, the interest rate on our subordinated convertible debentures will increase to an annual rate of 10.5%, and will be reflected in the December 15, 2000 interest payment to debenture holders. We were in compliance with all of our financial covenants as required by the indenture at July 28, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

    FINANCING (CONTINUED)

           We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in June 2002. Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets. The credit agreement contains covenants, which require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks. In March 2000, Yale T. Dolginow, Chairman and Chief Executive Officer, through Wells Fargo, N.A. issued a $1.2 million Standby Letter of Credit in favor of Fleet Retail Finance, Inc. as beneficiary. The Standby Letter of Credit expires on December 6, 2000, although it may expire as early as September 2000 assuming certain conditions are met. This Standby Letter of Credit caused Fleet Retail Finance, Inc., the lender for our revolving line of credit, to provide us with up to a $1.2 million overadvance on our revolving line of credit. On July 28, 2000 we had availability of approximately $10.3 million under this line, of which approximately $8.8 million was outstanding. In consideration for issuing the Standby Letter of Credit, during second quarter, we granted an option to Yale T. Dolginow to purchase 50,000 shares of our common stock at an exercise price of $.97 per share, equal to 110% of the market price of our underlying stock as of the date of grant. We have agreed to indemnify Mr. Dolginow for any liability he may incur in connection with the Standby Letter of Credit.

           We were in compliance with all of our financial covenants as required by the credit facility at July 28, 2000.

    NASDAQ SMALLCAP LISTING

           Subsequent to the second quarter ended July 28, 2000, the Nasdaq Listing Qualifications Panel notified us that our stock was approved for listing on the Nasdaq SmallCap Market effective August 4, 2000 under the symbol PWHS. In late January 2000, Nasdaq notified us that we were not in compliance with one of its maintenance standards, requiring at least $5.0 million of "public float" -- the total market value of common stock held by shareholders who are not insiders, and gave us 90 calendar days to comply with this standard. We were unable to meet this requirement and in April applied for listing on the Nasdaq SmallCap Market.


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

                           PART II. OTHER INFORMATION

    ITEM 2. CHANGES IN SECURITIES


           On July 20, 1999, we completed a public offering of $4.0 million convertible subordinated debentures due September 15, 2005, bearing interest at an annual rate of 9.0%, payable quarterly. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests. As of our fiscal 1999 year end, we were in breach of a covenant requiring a minimum consolidated tangible net worth. However, we were current on all required payments under the indenture. During the second quarter ended July 28, 2000, we obtained from a majority of the debenture holders a waiver for the breach of the covenant as of January 28, 2000. We were in compliance with all of our financial covenants as required by the indenture at July 28, 2000. A majority of the debenture holders also approved amendments to the indenture to replace the definition of consolidated tangible net worth and to increase the interest rate on the debentures. In order to obtain the consent of a majority of the debenture holders, we offered the debenture holders a 150 basis point increase in the interest rate to an annual rate of 10.5%, beginning with the December 15, 2000 payment, contingent upon obtaining a majority affirmative vote. Since we obtained the majority vote, the interest rate on our subordinated convertible debentures will increase to an annual rate of 10.5% effective September 15, 2000, and will be reflected in the December 15, 2000 interest payment to debenture holders.


    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a. The Company held its annual meeting of shareholders on June 9, 2000. Pursuant to Regulation 14 of the Securities Act of 1934, proxies for such meeting were solicited. The following matters were voted on at the meeting:


                                                                 Votes         Votes        Votes        Broker
                                                                  For         Against     Abstained     Non-vote
                                                                  ---         -------     ---------     --------

        b. (1)  To decrease the number of directors
                on the Board of Directors to six:              3,891,162       6,985        5,100          ---

           (2)  To elect the following individuals to
                serve as members of the Company's
                Board of Directors until the Annual
                Meeting of Shareholders in the year 2001:

                                                    Votes for           Votes Withheld
                                                    ---------           --------------
                Yale T. Dolginow                   3,718,507              184,740
                Diane C. Dolginow                  3,716,707              186,540
                Arthur H. Cobb                     3,718,507              184,740
                Marvin W. Goldstein                3,718,507              184,740
                Martin A. Mayer                    3,718,507              184,740
                Jeffrey S. Halpern                 3,717,007              186,240

                           PART II. OTHER INFORMATION
                                   (CONTINUED)

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.   EXHIBITS:

             Exhibit 12 - Computation re: Ratio of Earnings to Fixed Charges
             Exhibit 27 - Financial Data Schedule
             Exhibit 99.1 - Press Release Appointing Additional Director

        b.   REPORTS ON FORM 8-K:

             The Registrant did not file any reports on Form 8-K during the quarter ended July 28, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PAPER WAREHOUSE, INC.

    Date:  August 31, 2000

                                By: /s/ Yale T. Dolginow
                                ------------------------------------------------
                                Name: Yale T. Dolginow
                                Title:  President and Chief  Executive
                                Officer


                                By: /s/ Cheryl W. Newell
                                ------------------------------------------------
                                Name: Cheryl W. Newell
                                Title: Chief Financial Officer
                                (Principal Financial Officer)


                                By: /s/ Diana G. Purcel
                                ------------------------------------------------
                                Name: Diana G. Purcel
                                Title: Controller
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX


    EXHIBIT NO.                 DESCRIPTION                              LOCATION
    ----------                  -----------                              --------
    12                          Computation re: Ratio of                 Filed herewith
                                Earnings to Fixed Charges                electronically

    27                          Financial Data Schedule                  Filed herewith
                                                                         electronically

    99.1                        Press Release Appointing                 Filed herewith
                                Additional Director                      electronically