Form 10-Q
period 2000-10-27
PAPER WAREHOUSE INC
filed 2000-12-08
CIK 934509

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

                 For the Quarterly Period Ended October 27, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


On December 8, 2000, there were 5,639,652 shares of Common Stock, $.01 par value, of Paper Warehouse, Inc. outstanding.


================================================================================

                    PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                       PAGE
PART I.    FINANCIAL INFORMATION

           Item 1:    Financial Statements

                      Consolidated Balance Sheets
                      as of October 27, 2000 and January 28, 2000                     1

                      Consolidated Statements of Operations
                      for  the Three and Nine Months ended October 27, 2000
                      and October 29, 1999                                            2

                      Consolidated Statements of Cash Flows
                      for the Nine Months ended October 27, 2000
                      and October 29, 1999                                            3

                      Notes to Consolidated Financial Statements                    4-8

           Item 2:    Management's Discussion and Analysis of
                      Results of Operations and Financial Condition                 9-16

           Item 3:    Quantitative and Qualitative Disclosures about Market Risk     17

PART II.   OTHER INFORMATION

           Item 2:    Changes in Securities                                          18

           Item 6:    Exhibits and Reports on Form 8-K                               19

                      Signatures                                                     20

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       October 27,          January 28,
                                                                                          2000                 2000
                                                                                    ----------------     -----------------
                                                                                      (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents................................................              $ 819,757            $  469,768
   Merchandise inventories..................................................             20,776,635            20,206,851
   Accounts receivable......................................................              1,372,654               830,153
   Prepaid expenses and other current assets................................                874,499             1,003,398
                                                                                    ----------------     -----------------
         Total current assets...............................................             23,843,545            22,510,170

   Property and equipment, net..............................................              9,071,280            10,006,870
   Deferred tax asset.......................................................              3,177,052             3,177,052
   Other assets, net........................................................              1,530,972             1,694,552
                                                                                    ----------------     -----------------
           Total assets.....................................................            $37,622,849          $ 37,388,644
                                                                                    ================     =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - line of credit...........................................            $ 8,835,259           $ 6,303,648
   Current maturities of long-term debt.....................................                590,062               715,517
   Accounts payable.........................................................              7,207,802             8,226,993
   Accrued liabilities......................................................              2,184,951             1,751,634
   Current portion - reserve for store closings.............................                488,045               811,709
                                                                                    ----------------     -----------------
         Total current liabilities..........................................             19,306,119            17,809,501

Convertible subordinated debt...............................................              4,000,000             4,000,000
Other long-term debt, less current maturities...............................              2,075,942             2,447,852
Reserve for store closings, less current portion............................              1,251,016             2,188,291
Deferred rent credits.......................................................              1,430,812             1,301,563
                                                                                    ----------------     -----------------
           Total liabilities................................................             28,063,889            27,747,207
                                                                                    ----------------     -----------------

Stockholders' equity:
  Serial preferred stock, $.01 par value; 10,000,000 shares authorized;
      none issued or outstanding............................................                    ---                   ---
  Common stock, $.01 par value;  40,000,000 shares authorized;
      4,644,940 and 4,627,936 shares issued and outstanding.................                 46,449                46,279
  Additional paid-in capital................................................             13,854,678            13,833,442
  Accumulated deficit.......................................................            (4,342,167)           (4,238,284)
                                                                                    ----------------     -----------------
         Total stockholders' equity.........................................              9,558,960             9,641,437
                                                                                    ----------------     -----------------

           Total liabilities and stockholders' equity.......................            $37,622,849          $ 37,388,644
                                                                                    ================     =================


See accompanying notes to consolidated financial statements.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                    Three Months Ended                     Nine Months Ended
                                                            ----------------------------------    ----------------------------------
                                                             October 27,        October 29,        October 27,        October 29,
                                                                 2000               1999               2000               1999
                                                            ---------------    ---------------    ---------------    ---------------
Revenues:
  Retail sales...........................................     $ 22,367,181       $ 21,447,241       $ 65,010,932       $ 57,484,902
  Franchise related fees.................................          421,099            335,401          1,107,556            911,713
                                                            ---------------    ---------------    ---------------    ---------------
       Total revenues....................................       22,788,280         21,782,642         66,118,488         58,396,615

Costs and expenses:
  Costs of products sold and occupancy costs.............       14,749,759         14,662,924         43,141,527         39,185,087
  Store operating expenses...............................        5,508,677          5,036,182         15,566,669         13,761,643
  General and administrative expenses....................        2,251,598          2,485,840          7,273,932          7,371,151
  Repositioning credits..................................        (160,000)                ---          (690,000)                ---
                                                            ---------------    ---------------    ---------------    ---------------
       Total costs and expenses..........................       22,350,034         22,184,946         65,292,128         60,317,881
                                                            ---------------    ---------------    ---------------    ---------------

       Operating income (loss)...........................          438,246          (402,304)            826,360        (1,921,266)

  Interest expense.......................................        (461,783)          (351,042)        (1,289,087)          (798,757)
  Other income, net......................................           29,527             56,884            306,047            340,790
                                                            ---------------    ---------------    ---------------    ---------------

  Income (loss) before income taxes and
      cumulative effect of accounting change.............            5,990          (696,462)          (156,680)        (2,379,233)

  Income tax (expense) benefit...........................          (3,721)            278,589             52,797            953,676
                                                            ---------------    ---------------    ---------------    ---------------

  Net income (loss) before cumulative effect of
      accounting change..................................            2,269          (417,873)          (103,883)        (1,425,557)

  Cumulative effect of accounting change, net............              ---                ---                ---          (108,506)
                                                            ---------------    ---------------    ---------------    ---------------

       Net income (loss).................................         $  2,269        $ (417,873)        $ (103,883)       $(1,534,063)
                                                            ===============    ===============    ===============    ===============


  Net Income (Loss) Per Common Share:

       Basic and diluted net income (loss) per common
            share before cumulative effect of accounting
            change.......................................          $  0.00         $   (0.09)         $   (0.02)          $  (0.31)

       Cumulative effect of accounting change............              ---                ---                ---             (0.02)
                                                            ---------------    ---------------    ---------------    ---------------

       Basic and diluted net income (loss) per common
            share........................................          $  0.00         $   (0.09)         $   (0.02)          $  (0.33)
                                                            ===============    ===============    ===============    ===============


See accompanying notes to consolidated financial statements.

                     PAPER WAREHOUSE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                       Nine Months Ended
                                                                              ------------------------------------
                                                                               October 27,          October 29,
                                                                                   2000                 1999
                                                                              ---------------      ---------------
OPERATING ACTIVITIES:
Net loss.............................................................            $ (103,883)         $(1,534,063)
Adjustments to reconcile net loss to net cash used for operations:
     Depreciation and amortization...................................              1,763,623            1,684,550
     Repositioning credits...........................................              (690,000)                  ---
     Gain on sale of property and equipment..........................               (10,700)              (1,414)
     Deferred taxes..................................................               (62,672)          (1,024,033)
     Deferred rent credits...........................................                157,457              284,092
     Other noncash items affecting earnings..........................                176,327              250,895
     Changes in operating assets and liabilities:
       Merchandise inventories.......................................              (569,784)          (4,917,170)
       Accounts receivable...........................................              (542,501)            (388,842)
       Prepaid expenses and other current assets.....................                191,571             (56,653)
       Accounts payable..............................................            (1,019,191)            4,925,589
       Accrued liabilities...........................................                405,109              748,087
       Store closing reserves........................................              (570,939)                  ---
                                                                              ---------------      ---------------

         Net cash used for operations................................              (875,583)             (28,962)

INVESTING ACTIVITIES:
Purchases of property and equipment..................................              (882,850)          (2,861,653)
Proceeds from sale of property and equipment.........................                 92,950               16,700
Other assets, net....................................................                (6,600)             (38,189)
                                                                              ---------------      ---------------

         Net cash used for investing activities......................              (796,500)          (2,883,142)

FINANCING ACTIVITIES:
Proceeds from convertible subordinated debentures....................                    ---            4,000,000
Net proceeds from (payments on) notes payable - line of credit.......              2,531,611          (1,264,852)
Proceeds from refinancing of mortgage................................                    ---            1,100,000
Net payments on other long-term debt.................................               (20,107)            (921,655)
Payment of debt issuance costs.......................................               (33,580)          (1,019,105)
Proceeds from financing of property and equipment....................                    ---            1,452,182
Payments on financing of property and equipment......................              (477,258)            (364,707)
Proceeds received from employee purchases of stock...................                 21,406                  ---
                                                                              ---------------      ---------------

         Net cash provided by financing activities...................              2,022,072            2,981,863
                                                                              ---------------      ---------------

         Net increase in cash and cash equivalents...................                349,989               69,759

Cash and cash equivalents, beginning of period.......................                469,768              988,575
                                                                              ---------------      ---------------

Cash and cash equivalents, end of period.............................              $ 819,757           $1,058,334
                                                                              ===============      ===============

SUPPLEMENTAL CASH FLOW INFORMATION:

         Interest paid during the period.............................             $1,061,556            $ 636,007
         Income taxes paid during the period.........................                  9,433                  ---
                                                                              ===============      ===============


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

           We, ("Paper Warehouse, Inc." or the "Company"), are a growing chain of retail stores, specializing in party supplies and paper goods. We operate 98 stores in ten states throughout the central and western regions of the United States under the names "Paper Warehouse" and "Party Universe" and operate a web site under the name "PartySmart.com." Additionally, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.

           We prepared these consolidated financial statements in accordance with Securities and Exchange Commission ("SEC") Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Paper Warehouse, Inc., Paper Warehouse Franchising, Inc. and PartySmart.com, Inc. as of October 27, 2000 and January 28, 2000 and for the three and nine month periods ended October 27, 2000 and October 29, 1999. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report to Shareholders and our Form 10-K filed with the SEC.

           Due to the seasonality of our business, revenues and operating results for the three and nine months ended October 27, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) EARNINGS (LOSS) PER COMMON SHARE

           Basic earnings per common share ("EPS") is computed as net income (loss) divided by the weighted average number of common shares outstanding during the periods.

           Diluted EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period; increased to include assumed conversions of potentially dilutive shares outstanding into common shares, when dilutive. Our potentially dilutive shares of common stock include stock options which have been granted to employees and outside directors, our outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of our convertible debenture offering. We had $4.0 million of convertible subordinated debentures outstanding as of October 27, 2000 that were not included in the computation of diluted EPS for the three and nine month periods ended October 27, 2000, as their inclusion would have been antidilutive. In addition, options to purchase 784,200 shares were outstanding as of October 27, 2000 but were excluded from the computation of common share equivalents for the nine month period ended October 27, 2000 because they were antidilutive. Options to purchase 518,550 shares of common stock were outstanding as of October 29, 1999, but were excluded from the computation of common share equivalents for the three and nine month periods ended October 29, 1999 because they were antidilutive. Had the inclusion of these items not been antidilutive, we would have assumed conversions of convertible subordinated debentures into approximately 1.3 million common shares for the three and nine months ended October 27, 2000, and we would have assumed conversions of stock options into approximately 59,000 common shares for the nine month period ended October 27, 2000. For the third quarter of fiscal 1999, we would have assumed conversions of convertible subordinated debentures into approximately 1.3 million common shares and conversions of stock options into approximately 15,100 common shares. For the first nine months of fiscal 1999, we would have assumed conversions of convertible subordinated debentures into approximately 529,100 common shares and conversions of stock options into approximately 21,600 common shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


(2) EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)

           The components of basic and diluted EPS for the three and nine-month periods ended October 27, 2000 and October 29, 1999 are as follows:

                                                                  Three Months Ended                     Nine Months Ended
                                                           ----------------------------------    ----------------------------------
                                                            October 27,        October 29,        October 27,        October 29,
   Basic and diluted EPS:                                      2000                1999               2000               1999
                                                           --------------     ---------------    ---------------    ---------------
   Basic EPS:
      Net income (loss) before cumulative effect
          of accounting change...........................       $  2,269         $ (417,873)         $(103,883)       $(1,425,557)
      Cumulative effect of accounting change, net........            ---                 ---                ---          (108,506)
                                                           --------------     ---------------    ---------------    ---------------
      Net income (loss)..................................       $  2,269         $ (417,873)         $(103,883)       $(1,534,063)
                                                           ==============     ===============    ===============    ===============

      Weighted average shares outstanding................      4,644,810           4,627,936          4,641,162          4,627,936

      Basic EPS before cumulative effect of
          accounting change..............................       $   0.00           $  (0.09)          $  (0.02)         $   (0.31)
      Cumulative effect of accounting change, net........            ---                 ---                ---             (0.02)
                                                           --------------     ---------------    ---------------    ---------------
      Basic EPS .........................................       $   0.00           $  (0.09)          $  (0.02)         $   (0.33)
                                                           ==============     ===============    ===============    ===============


   Diluted EPS:
      Net income (loss) before cumulative effect
          of accounting change...........................       $  2,269          $(417,873)         $(103,883)       $(1,425,557)
      Cumulative effect of accounting change, net........            ---                 ---                ---          (108,506)
                                                           --------------     ---------------    ---------------    ---------------
      Net income (loss)..................................       $  2,269          $(417,873)         $(103,883)       $(1,534,063)
                                                           ==============     ===============    ===============    ===============

      Weighted average shares outstanding................      4,644,810           4,627,936          4,641,162          4,627,936
      Assumed conversions of stock options...............         97,817                 ---                ---                ---
                                                           --------------     ---------------    ---------------    ---------------
      Adjusted weighted average shares outstanding.......      4,742,627           4,627,936          4,641,162          4,627,936
                                                           ==============     ===============    ===============    ===============

      Diluted EPS before cumulative effect of
          accounting change..............................       $   0.00           $  (0.09)          $  (0.02)         $   (0.31)
      Cumulative effect of accounting change, net........            ---                 ---                ---             (0.02)
                                                           --------------     ---------------    ---------------    ---------------
      Diluted EPS .......................................       $   0.00           $  (0.09)          $  (0.02)         $   (0.33)
                                                           ==============     ===============    ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


(3) FINANCING ARRANGEMENTS

           We have outstanding as of October 27, 2000, convertible subordinated debentures in an aggregate principal amount of $4.0 million, which mature in 2005. These debentures are convertible into approximately 1.3 million shares of our common stock. Up until September 15, 2000, the debentures bore interest at an annual rate of 9.0% that was payable quarterly. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and imposes restrictions on our ability to pay dividends. As of our fiscal 1999 year end, we were in breach of a covenant requiring a minimum consolidated tangible net worth, however, we were current on all required payments under the indenture. During the second quarter of fiscal 2000, we requested a waiver of this breach from our debenture holders, and requested amendments, to replace the definition of consolidated tangible net worth in the indenture with a definition of consolidated net worth, and to increase the interest rate on the debentures. In order for us to obtain the waiver and approval of the amendments, an affirmative vote from greater than 50% of the dollar value of the bonds outstanding was required. We offered debenture holders a 150 basis point increase in the interest rate to an annual rate of 10.5%, effective as of September 15, 2000, contingent upon obtaining a majority affirmative vote. Additionally, we offered each debenture holder a consent fee of $10 per bond, payable only upon obtaining his or her affirmative vote. During the second quarter of fiscal 2000, we obtained a waiver for the breach of the covenant as of January 28, 2000 and obtained required approval for the amendments. Since we obtained the majority vote, effective September 15, 2000, the interest rate on our subordinated convertible debentures increased to an annual rate of 10.5%, and will be reflected in the December 15, 2000 quarterly interest payment to debenture holders. We were in compliance with all of our financial covenants as required by the indenture at October 27, 2000.

           We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in June 2002. Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets. The credit agreement contains covenants, which require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks and at certain times during the year. In March 2000, Yale T. Dolginow, Chairman and Chief Executive Officer, through Wells Fargo, N.A. issued a $1.2 million Standby Letter of Credit in favor of Fleet Retail Finance, Inc. as beneficiary. This Standby Letter of Credit caused Fleet Retail Finance, Inc., the lender for our revolving line of credit, to provide us with up to a $1.2 million overadvance on our revolving line of credit. During the third quarter of fiscal 2000, we notified Fleet of our intent to release Yale T. Dolginow from the Standby Letter of Credit as of October 1, 2000. On October 1, 2000 we met the requirements for early expiration and the Standby Letter of Credit was cancelled.

           In consideration for issuing the Standby Letter of Credit, we granted an option to Yale T. Dolginow to purchase 50,000 shares of our common stock at an exercise price of $.97 per share, equal to 110% of the market price of our underlying stock as of the date of grant. We agreed to indemnify Mr. Dolginow for any liability incurred in connection with the Standby Letter of Credit.

           We were in compliance with all of our financial covenants as required by the credit facility at October 27, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


(4) COMMON STOCK AND STOCK OPTION TRANSACTIONS

           During the first nine months of fiscal 2000, we granted options to selected management and to the board of directors to purchase 282,900 shares of our common stock at an exercise price range of $0.88 to $1.50 per share. The options vest over three years and expire 10 years from the date of grant.

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

           Pursuant to our Employee Stock Purchase Plan, on January 31, 2000, employees purchased 11,539 shares of our common stock, and on July 31, 2000, employees purchased 5,465 shares of our common stock.

(5) REPOSITIONING CREDITS - RESERVE FOR STORE CLOSINGS

           The reserve for store closings reflects reductions related to ongoing payments of rent, common area maintenance and real estate taxes on the stores that were closed, in addition to beneficial adjustments resulting from the subleasing of three store locations that were previously closed.

           During the third quarter ended October 27, 2000, we closed on an agreement with a subtenant for the sublease of the previous St. Cloud, Minnesota store location, which was relocated in July 1999. Beginning with the January 2001 payment, the sublessee agrees to pay, over the term of the underlying lease, a portion of the fixed minimum monthly rental per the underlying lease. In addition, the sublessee agrees to pay charges including, but not limited to, common area maintenance, real estate taxes and insurance costs. Accordingly, effective as of the date of closing, we reversed $160,000 of the store closing reserve that was established for this location during the fourth quarter of fiscal 1999.

           During the second quarter of fiscal 2000, we closed on agreements to sublease the Maple Grove, Minnesota and St. Joseph, Missouri store locations, both of which had been previously relocated. Accordingly, the reversal of $530,000 of the store closing reserves that were established for these locations during the fourth quarter of fiscal 1999, is reflected in our consolidated statement of operations for the nine months ended October 27, 2000.

(6) OTHER INCOME

           During the second quarter of fiscal 2000, we received $200,000 as consideration for terminating the lease on our warehouse facility. This fee is reflected in other income in our consolidated statements of operations for the nine months ended October 27, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


(7) SHAREHOLDER RIGHTS OFFERING

           During the third quarter, we distributed, to shareholders of record on September 15, 2000, 0.323 rights for each share of common stock held on September 15, 2000. Each whole right entitled its holder to purchase one share of our $.01 par value common stock at a subscription price of $1.25. No fractional rights were issued and the rights were not transferable. As a result of this offering, which closed on October 30, 2000, we sold approximately 995,000 shares of $.01 par value common stock and raised approximately $1.2 million, which will be used for general working capital and corporate purposes.


(8) RECLASSIFICATIONS

           Certain prior year amounts have been reclassified to conform to the current year presentation.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


OVERVIEW

       We are a growing chain of retail stores specializing in party supplies and paper goods. We operate 98 stores in ten states throughout the central and western regions of the United States under the names PAPER WAREHOUSE and PARTY UNIVERSE, and operate a web site under the name PARTYSMART.COM. We also sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc. We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987. In growing the number of Company-owned stores, we employ a strategy of clustering stores in our principal markets to:

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)

RESULTS OF OPERATIONS

NET INCOME (LOSS) AND NET INCOME (LOSS) PER COMMON SHARE

       We reported net income of approximately $2,300, or $.00 per share on a diluted basis, for the third quarter ended October 27, 2000, compared to a net loss of approximately $418,000, or ($.09) per share on a diluted basis, for the third quarter of fiscal 1999. We reported a net loss of approximately $104,000, or ($.02) per share year-to-date, compared to a net loss of approximately $1.5 million, or ($.33) per share for the prior-year comparable period. Included in the net loss for the first nine months of 1999 was the net impact of a cumulative effect of accounting change of approximately $109,000 ($.02 per share) from the adoption of an accounting pronouncement. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first nine months of fiscal 2000, excluding the repositioning credits, was approximately $2.2 million, a substantial improvement over EBITDA of approximately $104,000 for the comparable period in the prior year.

       The following table sets forth for the periods indicated, certain costs and expenses as a percentage of total revenues and retail sales:

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      ---------------------------------    --------------------------------
                                                        OCTOBER 27,        OCTOBER 29,       OCTOBER 27,       OCTOBER 29,
                                                           2000               1999              2000              1999
                                                      --------------     --------------    --------------    --------------
Costs of products sold and occupancy costs:
     as % of total revenues......................             64.7%              67.3%             65.2%             67.1%
     as % of retail sales........................             65.9%              68.4%             66.4%             68.2%

Store operating expenses:
     as % of total revenues......................             24.2%              23.1%             23.5%             23.6%
     as % of retail sales........................             24.6%              23.5%             23.9%             23.9%

General and administrative expenses:
     as % of total revenues......................              9.9%              11.4%             11.0%             12.6%
     as % of retail sales........................             10.1%              11.6%             11.2%             12.8%

Number of Company-owned stores...................              98                101                98               101

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)

REVENUES

       RETAIL SALES. Retail sales of approximately $22.4 million for the third quarter of fiscal 2000 increased $920,000 or 4%, over retail sales of approximately $21.4 million for the comparable period in the prior year. On a year-to-date basis, retail sales of approximately $65.0 million increased $7.5 million, or 13%, over retail sales of approximately $57.5 million for the first nine months of fiscal 1999. The increase in sales primarily reflects the continued maturation of stores opened during fiscal 1998 and fiscal 1999, as approximately $5.2 million of the year-over-year favorability for the nine month period was attributable to an increase in total comparable store sales. Sales from our Internet web site, which became operational in the third quarter of fiscal 1999, have not been significant during fiscal 2000, as our site was under construction during the first half of the year and was relaunched in the third quarter. During the third quarter ended October 27, 2000, we closed one Company-owned store, bringing the total to 98 at October 27, 2000, compared to 101 at October 29, 1999. Third quarter 2000 comparable store sales increased 2.8% over the prior year comparable period, while, comparable store sales for the nine-month period increased 9.5% over the prior year comparable period. These growth rates compare to comparable store sales increases of 7.3% and 6.7% for the third quarter and first nine months of fiscal 1999. We realized softer sales, as expected, during the third quarter of fiscal 2000 due in part to a mid-week Halloween event this year versus a weekend event in the prior year. In addition, as a result of a shift in the retail accounting calendar in fiscal 2000, the last four days of the Halloween season fell into our fourth quarter.

       FRANCHISE RELATED FEES. Franchise related fees for the third quarter of fiscal 2000 of approximately $421,000 increased 26% over franchise related fees of approximately $335,000 for the comparable period in the prior year. For the nine-month period ended October 27, 2000, franchise related fees of approximately $1.1 million increased 21% over franchise related fees of approximately $912,000 for the prior year comparable period. The year-over-year increase primarily reflects increased royalties from increased franchise store sales and higher initial franchise fees. During the third fiscal quarter of 2000, one franchise store opened, bringing the total of franchise stores to 48 at October 27, 2000 compared with 46 franchise stores at the end of the third fiscal quarter of fiscal 1999.

COSTS OF PRODUCTS SOLD AND OCCUPANCY COSTS

       Cost of products sold and occupancy costs totaled approximately $14.7 million or 65.9% of retail sales for the third quarter ended October 27, 2000, as compared to approximately $14.7 million or 68.4% of retail sales for the third quarter ended October 29, 1999. Cost of products sold and occupancy costs totaled approximately $43.1 million or 66.4% of retail sales for the nine month period ended October 27, 2000, as compared to approximately $39.2 million or 68.2% of retail sales for the comparable period in the prior year. We realized an increase in our product margins for both the third quarter and first nine months of fiscal 2000 as compared to the same periods in the prior year. The higher margin for the third quarter of fiscal 2000 reflects selected price increases that were implemented earlier in the year. For the year-to-date period, in addition to the price increases, the margin favorability reflects a strong graduation season for the current year, in which higher graduation sales were augmented by increased sales for solid color merchandise, which typically carry higher margins. Increased purchasing allowances as negotiated with our vendors additionally contributed to the gross margin favorability for the third quarter and first nine months of fiscal 2000 versus the prior year comparable periods. We continue to realize increased sales across the majority of our product categories year-over-year. However, we also are experiencing margin pressure in the juvenile birthday category due to increased sales of licensed product, which typically has a lower margin.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)


STORE OPERATING EXPENSES

       Store operating expenses for the third quarter of fiscal 2000 were approximately $5.5 million or 24.6% of retail sales, as compared to approximately $5.0 million or 23.5% of retail sales for the comparable period in the prior year. On a year-to-date basis, store operating expenses were approximately $15.6 million or 23.9% of retail sales during fiscal 2000, compared to $13.8 million or 23.9% of retail sales during fiscal 1999. The increase in the percentage for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 primarily reflects an increase in store management salaries, as we continue to experience significant wage pressure due to the tightness of labor markets, and increased staffing levels. The increased percentage also reflects higher credit card fees resulting from an increased usage of credit and debit cards in all markets and higher net advertising expense.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses for the third quarter of fiscal 2000 were approximately $2.3 million, or 9.9% of revenues, compared to general and administrative expenses of $2.5 million or 11.4% of revenues for the third quarter of fiscal 1999. General and administrative expenses were approximately $7.3 million, or 11.0% of revenues for the first nine months of fiscal 2000, compared to general and administrative expenses of approximately $7.4 million, or 12.6% of revenues for the comparable period in the prior year. The year-over year favorability reflects a concerted attempt to reduce overall general and administrative expenses during fiscal 2000. Over the remainder of fiscal 2000, we expect general and administrative dollars to remain relatively flat to the prior year as we maintain leverage of our general and administrative expense structure.

INTEREST EXPENSE

       Interest expense, for the quarter ended October 27, 2000, of approximately $462,000, or 2.0% of total revenues, increased $111,000, over interest expense for the quarter ended October 29, 1999. On a year-to-date basis, interest expense of approximately $1.3 million for fiscal 2000, or 1.9% of total revenues, increased approximately $490,000 over interest expense for the first nine months in the prior year. The increase over prior year reflects an increased level of borrowing from our revolving credit facility, necessary to fund working capital requirements, in addition to interest payments related to our convertible subordinated debentures, which were issued during the second quarter of fiscal 1999. Interest expense also increased due to the amortization of the deferred financing costs related to our financing activities during fiscal 1999 and increases in the prime rate. We expect interest expense to increase slightly throughout the remainder of fiscal 2000, primarily due to an increase in the effective annual rate on our $4.0 million of convertible subordinated debentures from 9.0% to 10.5%, effective September 15, 2000 and higher levels of borrowings on our revolving line of credit.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)

INCOME TAX (PROVISION) BENEFIT

       Our estimated annual effective income tax rate for the third quarter and first nine months of fiscal 2000 is 40%, unchanged from the estimated annual rate used in the prior year comparable periods. The tax (expense) benefit as reported in our consolidated statement of operations for the three and nine months ended October 27, 2000 reflects the provision of 40%, net of payments made for state taxes.

ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

       Our principal capital requirements are for ongoing operations, consisting primarily of investments in our inventory, in addition to capital requirements necessary to support the continued growth of our information systems infrastructure and our store base. Our primary sources of liquidity have been:

       -  borrowings under our revolving line of credit

       - proceeds from financings such as our initial public offering, our public sale of convertible subordinated debt and our recent shareholder rights offering

       -  payment terms from vendors

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

       -  quarterly fluctuations in revenues and operating income

       -  timing of seasonal purchases

       -  timing of new store openings, remodels and/or relocations

       - intra-month cash needs for payment of rent, payroll and other operational payables

       Our liquidity as measured by our working capital, was $4.5 million at October 27, 2000 and was $4.7 million at January 28, 2000. Our current ratio was 1.24 to 1.00 at October 27, 2000 compared to 1.26 to 1.00 at January 28, 2000.

       Merchandise inventory levels at October 27, 2000 increased 2.8% over merchandise inventories at the end of fiscal 1999, primarily reflecting increased levels necessary to support the upcoming seasonal events.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

       Net cash used for operations totaled approximately $876,000 for the nine month period ended October 27, 2000 compared to net cash used for operations of approximately $29,000 for the same period in fiscal 1999. The cash use primarily reflects a reduction in accounts payable from a high level at year end to a more normalized level for this time of year and includes a third quarter generation of cash of approximately $768,000. Our ability to leverage our accounts payable has lessened during fiscal 2000, and we continue to feel pressure from the vendor community, resulting from the financial difficulties of other party goods stores in the industry. In addition, we continue to strive, when possible, to take advantage of cash discounts and other favorable terms that are offered by our vendors.

       Net cash used for investing activities was approximately $796,000 for the first nine months of fiscal 2000, primarily reflecting capital expenditures related to upgrading our information systems and remodeling Company-owned stores. The net cash used for investing activities for the first nine months of fiscal 1999 was approximately $2.9 million.

       We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies. For the remainder of fiscal 2000, we anticipate that we will spend a minimal amount on capital expenditures.

       Net cash provided by financing activities was approximately $2.0 million for the first nine months of 2000 compared to net cash provided by financing activities of approximately $3.0 million for the first nine months of fiscal 1999. The year-over-year decrease reflects our prior year subordinated debt offering, refinancing of our mortgage and financing of our capital leases, partially offset by an increased usage of our revolving line-of-credit in the current year.

MERCHANDISING ALLIANCE WITH HALLMARK CARDS, INC.

         During the third quarter of fiscal 2000, we announced the formation of a strategic partnership with Hallmark Cards, Inc and signed a multi-year agreement that will allow Hallmark to be the exclusive supplier for greeting cards for our corporate and franchise stores. Accordingly, in the fourth quarter of fiscal 2000, we will begin selling Hallmark's Ambassador brand greetings cards and giftwrap.

SHAREHOLDER RIGHTS OFFERING

       During the third quarter, we distributed, to shareholders of record on September 15, 2000, 0.323 rights for each share of common stock held on September 15, 2000. Each whole right entitled its holder to purchase one share of our $.01 par value common stock at a subscription price of $1.25. No fractional rights were issued and the rights were not transferable. As a result of this offering, which closed on October 30, 2000, we sold approximately 995,000 shares of $.01 par value common stock and raised approximately $1.2 million, which will be used for general working capital and corporate purposes.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

       Based on our current expectations concerning our business, we expect the liquidity sources described above, together with funds generated by operations, to be adequate to meet our cash needs over the next twelve months, and we believe that we will be able to sufficiently obtain funds for our long-term needs. In addition to our recent shareholder rights offering, we have also generated additional working capital through:

       -  reducing corporate and store-wide expenses

       -  scaling back PARTYSMART.COM, our Internet website venture

       -  increasing prices

       - seeking alternative sources for the financing of fixtures and equipment

       In our fiscal 1999 Form 10K, we previously disclosed that we were evaluating a transaction consisting of the sale of our corporate office building to Yale Dolginow, our Chairman and CEO, with subsequent lease back to the Company, for which we had a signed letter of intent. Based on the appraisal of the building and the increases in interest rates since we refinanced our mortgage in early fiscal 1999, we determined that this transaction was not in the best interest of the Company or our shareholders.

FINANCING

       We have outstanding as of October 27, 2000, convertible subordinated debentures in an aggregate principal amount of $4.0 million, which mature in 2005. These debentures are convertible into approximately 1.3 million shares of our common stock. Up until September 15, 2000, the debentures bore interest at an annual rate of 9.0% that was payable quarterly. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and imposes restrictions on our ability to pay dividends. As of our fiscal 1999 year end, we were in breach of a covenant requiring a minimum consolidated tangible net worth, however, we were current on all required payments under the indenture. During the second quarter of fiscal 2000, we requested a waiver of this breach from our debenture holders, and requested amendments, to replace the definition of consolidated tangible net worth in the indenture with a definition of consolidated net worth, and to increase the interest rate on the debentures. In order for us to obtain the waiver and approval of the amendments, an affirmative vote from greater than 50% of the dollar value of the bonds outstanding was required. We offered debenture holders a 150 basis point increase in the interest rate to an annual rate of 10.5%, effective as of September 15, 2000, contingent upon obtaining a majority affirmative vote. Additionally, we offered each debenture holder a consent fee of $10 per bond, payable only upon obtaining his or her affirmative vote. During the second quarter of fiscal 2000, we obtained a waiver for the breach of the covenant as of January 28, 2000 and obtained required approval for the amendments. Since we obtained the majority vote, effective September 15, 2000, the interest rate on our subordinated convertible debentures increased to an annual rate of 10.5%, and will be reflected in the December 15, 2000 quarterly interest payment to debenture holders. We were in compliance with all of our financial covenants as required by the indenture at October 27, 2000.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)

FINANCING (CONTINUED)

       We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in June 2002. Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets. The credit agreement contains covenants, which require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks and at certain times during the year. In March 2000, Yale
T. Dolginow, Chairman and Chief Executive Officer, through Wells Fargo, N.A. issued a $1.2 million Standby Letter of Credit in favor of Fleet Retail Finance, Inc. as beneficiary. This Standby Letter of Credit caused Fleet Retail Finance, Inc., the lender for our revolving line of credit, to provide us with up to a $1.2 million overadvance on our revolving line of credit. During the third quarter of fiscal 2000, we notified Fleet of our intent to release Yale T. Dolginow from the Standby Letter of Credit as of October 1, 2000. On October 1, 2000 we met the requirements for early expiration and the Standby Letter of Credit was cancelled.

       In consideration for issuing the Standby Letter of Credit, we granted an option to Yale T. Dolginow to purchase 50,000 shares of our common stock at an exercise price of $.97 per share, equal to 110% of the market price of our underlying stock as of the date of grant. We agreed to indemnify Mr. Dolginow for any liability incurred in connection with the Standby Letter of Credit.

       We were in compliance with all of our financial covenants as required by the credit facility at October 27, 2000.

INFLATION

       We believe that inflation has not had a material impact upon our historical operating results, and do not expect it to have such an impact in the future. There can be no assurance that our business will not be affected by inflation in the future. We could be negatively impacted by substantial cost increases for raw materials such as paper, petroleum and cardboard, as significant cost increases in these areas could have a material impact on our costs of products in future periods. In addition, continued increases in fuel costs could have a negative impact on utility costs for our company-owned stores.

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

                          PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On July 20, 1999, we completed a public offering of $4.0 million convertible subordinated debentures due September 15, 2005, bearing interest at an annual rate of 9.0%, payable quarterly. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests. As of our fiscal 1999 year end, we were in breach of a covenant requiring a minimum consolidated tangible net worth. However, we were current on all required payments under the indenture. During the second quarter ended July 28, 2000, we obtained from a majority of the debenture holders a waiver for the breach of the covenant as of January 28, 2000. We were in compliance with all of our financial covenants as required by the indenture at October 27, 2000. A majority of the debenture holders also approved amendments to the indenture to replace the definition of consolidated tangible net worth and to increase the interest rate on the debentures. In order to obtain the consent of a majority of the debenture holders, we offered the debenture holders a 150 basis point increase in the interest rate to an annual rate of 10.5%, beginning with the December 15, 2000 payment, contingent upon obtaining a majority affirmative vote. Since we obtained the majority vote, the interest rate on our subordinated convertible debentures increased to an annual rate of 10.5% effective September 15, 2000, and will be reflected in the December 15, 2000 interest payment to debenture holders.

                          PART II. OTHER INFORMATION
                                  (CONTINUED)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS:

              Exhibit 12 - Computation re: Ratio of Earnings to Fixed Charges
              Exhibit 27 - Financial Data Schedule

         b.   REPORTS ON FORM 8-K:

              The Registrant did not file any reports on Form 8-K during the quarter ended October 27, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PAPER WAREHOUSE, INC.

Date:  December 8, 2000

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