Form 10-K
period 2001-02-02
PAPER WAREHOUSE INC
filed 2001-04-26
CIK 934509

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2001

Commission File No. 0-23389

____________

PAPER WAREHOUSE, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1612534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7630 Excelsior Boulevard
Minneapolis, Minnesota  55426
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (952) 936-1000
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.03 par value; 10.5% Convertible Subordinated Debentures due 2005

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES _X__  NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of April 26, 2001, 1,882,593 shares of the Registrant's Common Stock were outstanding.  The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market on April 25, 2001, was $900,496.  For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers, directors and greater than 10% shareholders.

DOCUMENTS INCORPORATED BY REFERENCE:

PART III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 12, 2001 (the “2001 Proxy Statement”).

PAPER WAREHOUSE, INC.
Form 10-K

For the fiscal year ended February 2, 2001

PART I

ITEM 1.            BUSINESS.

(a) General Development of Business

             Paper Warehouse is a growing chain of retail stores specializing in party supplies and paper goods.  As of February 2, 2001, we had 147 stores, including 98 Company-owned stores and 49 franchise stores.  These stores are conveniently located in major retail trade areas to provide customers with easy access.  We operate these stores under the names Paper Warehouse and Party Universe and operate a web site under the name PartySmart.com.  Our eight principal markets are:

•	Denver, CO	•	Des Moines, IA	•	Kansas City, MO and KS
•	Minneapolis/St. Paul, MN	•	Oklahoma City/Tulsa, OK	•	Omaha, NE
•	Seattle, WA	•	Tucson, AZ

             We offer an extensive selection of party supplies and paper goods, at everyday low prices, for a wide variety of celebratory occasions, everyday uses and seasonal events, including:

Celebratory occasions and everyday uses	Seasonal events
• birthdays • weddings • baby showers • graduations • other family and religious celebrations	• Valentine’s Day • Easter • Fourth of July • Thanksgiving	• Halloween • Christmas • Hanukkah • New Year’s

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

             The first Paper Warehouse store opened in Minneapolis, Minnesota in 1983.  We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area in 1986, and incorporated it in Minnesota in 1987.  In this Annual Report, “Paper Warehouse,” “Company,” “we,” “our” and “us” refer to Paper Warehouse, Inc. and our subsidiaries, Paper Warehouse Franchising, Inc. and PartySmart.com, Inc.  Our principal executive offices are located at 7630 Excelsior Boulevard, Minneapolis, Minnesota 55426.  Our telephone number is (952) 936-1000.

             All share and per share data, in this Annual Report on Form 10-K, has been restated to give effect to the retroactive application of the Company’s one-for-three reverse stock split, as approved by its Board of Directors on April 4, 2001.

(b) Financial Information about Segments

             Since its inception, the Company’s revenues, operating income (loss) and assets have been attributable to the single industry segment of party supplies and paper goods.

(c) Narrative Description of Business

Paper Warehouse Stores

             Format.  We operate stores that range in size from 3,000 square feet to 11,700 square feet of retail space.  We introduced our current 8,500-square foot prototype store in 1994, which was developed based on management's extensive retail and other industry experience, in addition to customer research. Of our 98 Company-owned stores, approximately 90% are 6,000 square feet or larger.

             Our stores are designed to create a customer-friendly environment.  We use vibrant colors, theme-oriented merchandise displays and unique products to create a fun and festive shopping experience.  The focal point of our stores is the seasonal display located at the front of each store, which creates a “store-within-a-store” appearance.  This display maximizes the season's selling opportunity and is updated continuously to promote a fresh image within the store.  To assist customers in coordinating party supplies for occasions, we locate related departments, such as gift-wrap and greeting cards adjacent to one another and display related merchandise such as party hats, plates, cups and napkins together within a department.  Customers are able to easily move about the different departments to find specific product categories due to prominent, easy-to-read signage, bright lighting and wide aisles.  We believe that our store layout assists customers in finding and coordinating their party supply needs, and also encourages browsing, impulse purchases and repeat visits.

             In 1998 we introduced the “concept store.”  A concept store has a different look and feel than our other stores.  These stores have more colorful ceilings, lower shelves in the front of the store, carpeting and confetti-tiled floors and new vibrant uncluttered signage.  In addition, in our concept store, we endeavor to stow all extra merchandise out of sight.  These features give the store a very open and organized feel, allow customers to see merchandise throughout the store, and provide a more fun and festive shopping atmosphere.  Of our 98 Company-owned stores, 34 are concept stores.  We anticipate that any new Company-owned stores will be configured as concept stores, and we will selectively remodel existing stores to concept stores where the revenue potential justifies the investment.  We believe that our concept stores help facilitate the creation of brand awareness, generate strong sales per square foot and are readily transferable to new markets.  During fiscal 2001, we plan to open two new concept stores, and remodel five existing stores, to incorporate the concept-store format.

             Party Smart.  We continue to distinguish our business from our competitors by positioning Paper Warehouse as the party expert.  We believe that we have the opportunity to create a distinct identity for ourselves, one in which customers equate us with the word “party” in every possible way.  During fiscal 1999 we implemented a program in our stores called Party Smart.  We believe strongly in this concept, and we continue to invest resources, both financial and personnel, towards the success of this program.  We define Party Smart as being able to provide a customer with all the information and resources necessary to throw a party.  Through this program, we continue to strive towards:

•	increasing the average purchase per customer visit
•	increasing the frequency of store visits
•	developing customers’ preference for us over our competitors

             The Party Smart program thus far has consisted of:

•	providing helpful and engaging in-store presentations to add value to the shopping experience
•	communicating our expertise by giving customers party ideas, decorating tips, referrals and planning advice and integrating this with our in-depth product knowledge
•	creating a “party planning resource center” in each store that carries different types of brochures for different types of parties and seasonal events such as entertainment and catering ideas, games to play at children’s birthday parties and shopping checklists

•	advertising our Party Smart concept through shopping bag inserts, window and aisle signs, buttons for employees, in-store audio messages, radio broadcasting and the Internet

             During fiscal 2001, we plan to roll out Phase II of Party Smart, which includes various training topics for store management such as sales techniques and enhanced management practices.

             Customer Service.  We seek to provide a high level of customer service to enhance our customer-friendly store environment.  Store managers and sales associates are trained to assist customers with party planning and event coordination.  In connection with our Party Smart program, all employees are trained on how to provide nontraditional customer service to our customers.  We want our employees to be able to offer our customers party ideas, decorating tips and referrals, as well as help customers find and purchase products.  In addition, we provide party planning guides and checklists.  Our “no hassles” return policy makes it easy for customers to return or exchange products, which we believe, encourages customers to purchase additional product quantities.  Certain products that require additional sales assistance, such as balloons and custom printing, are located near checkout counters where sales associates can readily assist customers.  We continually monitor our level of customer service by regular store visits and by employing anonymous “mystery shoppers.”  Mystery shoppers visit all Company-owned stores at least once per quarter to evaluate personnel on various aspects of customer service, including responsiveness, quality of product displays and store cleanliness.  During fiscal 2000, a portion of store managers’ compensation was based on the results of these mystery shopper surveys.

             Operations and Training.  Each Company-owned store is typically operated by a store manager, one assistant manager and a varying number of full-time and part-time sales associates, depending on the store size, sales volume and selling season.  Store managers are responsible for all aspects of a store's day-to-day operations, including employee hiring and training, work scheduling, expense control and customer service.  These managers report to a district or operations manager, each of whom is responsible for several stores.  Within each geographic market, we use floating managers to assist in smaller stores that cannot support both a store manager and an assistant manager.  In addition, floating managers support store managers during busy holiday seasons, and substitute for store managers during vacations and other absences, and work with newly hired store managers to ensure a smooth transition for sales personnel and customers.

             Before opening a new Company-owned store, we train store managers intensely for two weeks, on average, depending on their prior experience.  During the new store set-up, our district management team provides additional training to our store managers.  After the store opening, corporate headquarters personnel spend considerable time overseeing the operations.  We schedule periodic training sessions for store managers in the central or district offices on various topics, including human resources, merchandising, loss prevention and employee supervision.  We cover additional training topics at monthly managers’ meetings and through mailings, such as our weekly merchandising updates and our monthly Company newsletter.

             Paper Warehouse stores are typically open:

Monday through Friday	9:00 a.m. to 9:00 p.m.
Saturday	9:00 a.m. to 6:00 p.m.
Sunday	11:30 a.m. to 5:00 p.m.

Site Selection and Locations

             Site Selection.  In order to select the optimal location for our stores, we use a site selection process that considers various criteria, including:

•         population density

•         demographics, including age and income

•         parking availability

•         storefront visibility and presence

•         local competition

•         traffic counts

•         lease rates

             We locate our stores in or near visible high traffic strip mall centers in close proximity to prominent mass merchandisers, discount or grocery store anchors.  Our strategy of clustering stores in metropolitan markets promotes customer convenience and creates favorable economies of scale for marketing, advertising and operations.

             Locations.  As of February 2, 2001, we had 98 Company-owned stores in the following states:

Number of Stores
Arizona	4
Colorado	14
Iowa	5
Kansas	8
Minnesota	28
Missouri	10
Nebraska	2
Oklahoma	13
Washington	13
Wisconsin	1
Total Company-owned Stores	98

Merchandising

             Overview. Through our 8,500 square foot store prototype, we offer a comprehensive selection of over 19,000 products, providing customers the breadth of product offerings and the convenience of one-stop shopping for all party supplies and paper goods.  Our merchandise is organized by party themes.  The prominent signage and wide aisles in our stores allow customers easy access to coordinate the merchandise required for all party occasions.  We also believe that our extensive and readily available merchandise selection stimulates customers to purchase additional products.

             Party Supplies.  We offer an extensive selection of complementary and coordinating party supplies in unique and traditional patterns, colors and designs.  Our party supplies include:

•	invitations	•	plates	•	napkins	•	party favors	•	streamers	•	giftware
•	banners	•	candles	•	balloons	•	party snacks	•	candy	•	seasonal novelties

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

             Greeting Cards.  We feature a wide variety of special occasion, seasonal and everyday greeting cards under the Ambassador brand of Hallmark.  In our 8,500 square foot prototype store, we offer over 10,000 traditional, humorous and contemporary style greeting cards.

             Catering Food Service Supplies.  We offer food service products such as plates, cups, serving trays and bowls and table coverings.  In addition to offering such products to our regular party goods customers, many commercial users of food service products buy these products from us, including catering companies and non-profit organizations.

             Low Prices.  We provide customers with everyday low pricing.  We guarantee that we will meet or beat any advertised price on the products we offer.  We reinforce our everyday low price strategy with in-store signage and through extensive promotional advertising.

Product Sourcing and Inventory Management

             We purchase our everyday and seasonal merchandise from approximately 230 suppliers.  During fiscal 2000, our largest supplier, Amscan Holdings, Inc., accounted for approximately 17% of our purchases and our 5 largest suppliers represented approximately 53% of our purchases.  We recently announced a multi-year partnership with Hallmark Cards, Inc., in which they will be the exclusive supplier of greeting cards for our Company-owned and franchise stores.  As a result of this partnership, we have a contractual obligation for chain-wide purchases of $37.0 million of greeting cards and gift-wrap.  We estimate that these purchase commitments will be fulfilled over a five to seven year period.  With the exception of the agreement with Hallmark, we do not have any long-term purchase commitments or exclusive contracts with any of our other suppliers.  We believe that alternative sources of product are available at comparable terms and conditions. We consider numerous factors in supplier selection, including price, payment terms, product offerings and product quality.

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

             Some of our suppliers, such as overseas suppliers, will not ship directly to our stores, but will instead ship products directly to one store in each of our major metropolitan markets.  This store then separates and ships the products to our other stores within that market.  This approach allows us to make opportunistic volume purchases and carry product not available from domestic suppliers.  We utilize some of the stores in our markets for the separation and redistribution of products to other stores within that market.  We maintain a relatively small cross-dock facility in Minneapolis from which we separate and distribute merchandise systemwide, including to our franchise stores.

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

             Our advertising efforts are designed to educate consumers about our convenient store locations, promote the breadth and value of product offerings and stress the customer service levels and knowledge of our sales associates.  Our advertising consists primarily of full color newspaper and direct mail inserts designed around major holidays and the seasons.  For fiscal 2000, we distributed 15 newspaper and direct mail inserts, with two of them running in limited markets only.  We supplement inserts by radio advertising for Easter, the spring season, graduation, Halloween and Christmas.   In addition, we typically advertise the opening of new stores in newspaper and direct mail inserts as well as on the radio.

             We have a targeted direct mail program for special events.  We mail mini-catalogs of wedding and graduation party goods to brides-to-be and families of high school graduates and have expanded this direct mail program to other special occasions such as a child's first birthday, and to organizations purchasing basic party and paper goods for commercial or institutional use.  Our institutional customers include a variety of small businesses, caterers, food service companies, schools, synagogues, churches, civic groups and other organizations.  For certain institutional customers, we offer an organizational discount of 15% off of purchases in excess of $50.00.

             For fiscal 2000, we spent approximately 65% of our marketing budget on full color newspaper and direct mail inserts, approximately 25% for radio advertising and the remainder on yellow pages advertising, in-store sales promotions and other miscellaneous advertising expenses.

Information Systems

             We have invested significantly in building a strong information systems infrastructure, as we believe that the strength of this infrastructure is essential to our current operations, and is critical towards enhancing our competitive position in the industry.  Our current system provides daily sales information and inventory levels at store, department, class, and product level.  This information allows the corporate office to monitor daily sales, gross profit, repricing and inventory by product across the entire store base.  Also, our automatic merchandise replenishment system uses this information to reorder goods for individual stores based on specific product requirements.

             During fiscal year 2000, we began to roll out “POS Smart” to some of our stores as a test pilot.  “POS Smart” is a project designed to improve communication between the stores and the corporate office in order to enhance receiving processes, provide timely electronic communication between the corporate office and the stores and improve other back-office processes at the stores.  Some of the initiatives that we had planned to implement during fiscal 2000, such as electronic data interchange, which will allow us to systematically manage inventory processes and improve order accuracy, and data warehousing, which will improve our ability to analyze and report results, were put on hold until fiscal 2001.  During fiscal year 2001, in addition to implementing data warehousing and electronic data interchange, we plan to roll out “POS Smart” to the remainder of our store base.

Internet and E-commerce

             In an effort to increase our sales and strengthen our name recognition, in 1999 we developed and launched our Internet website, PartySmart.com, to sell party supplies and paper goods over the Internet.  We believe that this site is an additional distribution channel for consumers who want to purchase party or theme products on-line, and it is a critical information tool for consumers who want party planning advice or who want to identify the nearest Paper Warehouse or Party Universe location.  On this site, we offer everyday party goods for parties and celebrations such as baby showers, birthdays, theme parties and anniversaries.  In addition, the site is regularly updated with unique themes and product offerings that match the current season, such as Halloween and Christmas.  Our website allows our customers to, among other things:

•	put together an entire party
•	obtain party advice, ideas and tips
•	pay for everything at one time at a check-out screen
•	check on the status of orders that have already been placed
•	contact customer service about the products and services available on our website
•	preview our store to learn more about our history, products and services
•	obtain information about us, such as store locations, franchising opportunities, investor relations and career opportunities

             The financial results of PartySmart.com, launched in September 1999, have been disappointing.  After its launch, and as fiscal 1999 progressed, we realized that the website sales were not meeting our expectations and losses were greater than had been initially anticipated.  In addition, as we gained greater experience in the e-commerce field, the competitive advertising environment changed, and we determined that the amount of advertising necessary to provide adequate visibility to our website was far in excess of our available financial resources.  Furthermore, during the fourth quarter of fiscal 1999, we identified several navigational problems and embedded coding errors in our website that made it difficult for shoppers to find our website and inhibited purchases from occurring on our website.  Due to these issues, we questioned whether the asset value of our website, consisting primarily of capitalized internally developed software costs, was fully recoverable, and during the fourth quarter of fiscal 1999 we hired an outside firm to perform an appraisal.  As a result of this appraisal, we recorded a pre-tax impairment charge of approximately $800,000 to reflect the related assets of PartySmart.com, Inc. at their fair market value.  This charge is explained in greater detail in Note 4 to our financial statements. As communicated to our shareholders in our 1999 Annual Report, we have decided to keep this distribution and information channel active, but on a much smaller scale.

             Our website was essentially under construction through the first half of fiscal 2000, and the navigational and coding errors that earlier were identified, were corrected by an outside firm at little to no cost to us.  In addition, during fiscal 2000 we took the following steps to minimize our ongoing financial exposure with regard to our website:

•	we appointed a full-time on-site web master
•	we brought the Internet server application “in-house”
•	we moved fulfillment (processing and shipping of orders) “in-house” to our 12,100 square foot Maple Grove, Minnesota location.

             Looking forward, we believe that E-commerce can be an important information tool and a successful distribution channel for us.  However, we will continue to evaluate the website’s contributions to ensure that they are aligned with our overall goals and objectives.

Franchising

             We have offered franchises of our Paper Warehouse store concept since October 1987.  As of February 2, 2001, we had 35 franchisees operating 49 franchise stores located in the following states:

Number of Stores
Arizona	1
Colorado	6
Florida	1
Georgia	1
Illinois	2
Iowa	2
Kansas	2
Kentucky	1
Louisiana	4
Maryland	1
Massachusetts	1
Minnesota	1
Mississippi	1
Missouri	1
Montana	3
Nebraska	3
Nevada	1
North Dakota	4
South Dakota	5
Tennessee	1
Texas	5
Wyoming	2

Total Franchise Stores	49

             We typically establish franchise stores in markets outside of metropolitan areas with Company-owned stores.  We believe these markets are not usually served adequately by the party supplies and paper goods industry.  In addition to generating franchise revenues, franchise stores benefit us through increased name recognition and increased buying power with our suppliers.

             We assist franchisees in opening and operating a Paper Warehouse store.  During the pre-opening phase, our support includes:

•         site evaluation and assistance with lease negotiations

•         store build-out assistance

•         fixtures, equipment, supplies and inventory procurement

•         opening advertising materials

•         operations training

             We make available to our franchisees, services such as business planning, operations and promotional activities.  In addition, we perform the merchandising process for our franchisees.  We make periodic inspections of the franchise stores to ensure that the franchisee is complying with our various requirements and quality standards.  We may, in the future, enter into multiple store development agreements with franchisees granting them certain exclusive rights to develop stores in specified markets, so long as the franchisee meets a stated development schedule and complies with other provisions of the development agreement and the franchise agreement.

             Our franchise revenues are comprised of initial franchise fees and continuing royalty payments.  Our current initial franchise fee ranges from $19,000 to $25,000 for new franchisees, depending on the type of store.  We may offer a discounted franchise fee for developers opening multiple stores.  If a franchisee enters into a second or third franchise agreement they will receive a discount on the initial fee associated with the second or third store.  Franchisees are also required to pay us a continuing royalty equal to a percentage of their weekly gross sales.  Historically, this percentage has varied from 3% to 5%.  Currently, new franchises pay us a continuing royalty of 4% of gross sales.

             The franchisee's initial investment depends primarily upon store size.  This investment includes the initial franchise fee, real estate and leasehold improvements, fixtures and equipment, signs, point of sale systems, deposits and business licenses, initial inventory, opening promotional expenses and working capital.  We reserve the right to require franchisees to pay a weekly advertising fee not to exceed 1% of gross sales, although to date we have not charged this fee.  Each franchisee is granted a license from us for the right to use certain of our intellectual property rights, including the mark Paper Warehouse or Party Universe and related designs.  Our franchise agreements are for a ten-year term and contain conditional renewal options.

Competition

             The party supplies and paper goods retailing business is highly competitive.  In order to compete successfully against other party supplies and paper goods retailers, we believe we must maintain convenient locations, broad merchandise selections, competitive pricing and strong customer service.  Our stores compete with a variety of smaller and larger retailers, including:

•	specialty party supply retailers
•	other party superstores such as Party City and Factory Card Outlet
•	card shops such as Hallmark
•	designated departments in mass merchandisers, discount retailers, toy stores, drug stores, supermarkets and department stores
•	other Internet retailers

             Two of our major competitors continue to have significant financial difficulties.  We believe the following factors distinguish our business from these competitors:

•	we have grown our number of stores in a more controlled manner
•	our clustering growth strategy creates a critical mass of stores in our principal markets, which allows us to promote customer convenience and create favorable economies of scale for marketing, advertising and operations

•	we have a strong dedicated senior management team and board of directors with significant retail experience

Trademarks and Service Marks

             We use the marks Paper Warehouse, Party Universe and Party Smart, all of which are federally registered.  We are aware of the common law usage of the name Paper Warehouse by several companies in various parts of the United States, which may prevent us from using that name in certain regional markets.  In markets where we cannot use Paper Warehouse, we intend to use the name Party Universe.  Because of our regional approach to advertising and store clustering, we believe that the use of a single trademark within each market is more important to our growth and business strategy than the use of one mark nationally.

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

             Our results of operations also fluctuate from quarter to quarter as a result of the following:

•     the timing of new store openings, remodels or relocations

•     costs associated with new store openings, remodels or relocations

•     expenses incurred to support our expansion strategy

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

Employees

             As of February 2, 2001, we employed approximately 350 full-time and approximately 990 part-time employees.  We consider our relationships with our employees to be good.  None of our employees are covered by a collective bargaining agreement.

             (d) Financial Information About Geographic Areas

             Since inception, all of our revenues have been derived from, and all of our assets have been located in, the United States.

Item 1A.           CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS.

             Paper Warehouse makes written and oral statements from time to time regarding its business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934.  Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations and others, and discussions with our management and other Company representatives.  For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We Have Experienced Losses and May Not be Profitable

             We incurred a net loss of $434,000 for fiscal 2000, a net loss of $4.4 million for fiscal 1999 and a net loss of $521,000 for fiscal 1998.  Excluding the $4.0 million pre-tax repositioning charge recorded in fiscal 1999, we attribute these losses principally to:

•	an immature store base stemming from the opening of 27 Company-owned stores during fiscal 1998, 10 of which were franchise stores that we purchased, and 8 Company-owned stores during fiscal 1999
•	increases in competition among party supplies and paper goods retailers in our geographic markets
•	increases in store labor expenses primarily due to a rise in the average hourly wage rates and to a lesser degree, additional staff
•	increases in general and administrative expenses to support our store base and to build our infrastructure
•	increases in interest expense related to increased usage of our revolving line-of-credit during fiscal 2000, our fiscal 1999 issuance of $4.0 million convertible subordinated debt in addition to the amortization of deferred financing costs related to our financing activities

•	operational and start-up costs of our e-commerce business of approximately $1.4 million, during fiscal 1999, excluding the impairment charge

             We cannot assure you that we will generate sufficient revenues, or control operating expenses, to achieve or sustain profitability in future years.  If we are unable to achieve profitability in the near future, we may not be able to realize our deferred tax assets associated with our net operating loss carryforwards of approximately $3.3 million at February 2, 2001.  We may decide not to benefit any future losses or we may be required to reserve for a portion of, or write off, these assets.

We May Not Have Sufficient Cash Available to Operate Our Business

             As a result of the continuing liquidity needs of our business, borrowing limits and the possibility of continuing operating losses in our business, it is possible that we may not have available to us adequate liquidity to meet all of the operating cash needs of our business, including paying vendors amounts as they are due.  As a result of a disappointing fiscal 2000 fourth quarter, in which sales were below expectations, we did not generate the cash cushion we expected, or that is required, for us to fund our operations into second quarter.  In order to provide the liquidity we needed for operations, we recently negotiated extended terms with several of our largest vendors.  If we are unable to make these payments on such extended terms, it will be difficult for us to acquire product to remain fully in-stock, which would have a significant impact on our sales.  A substantial portion of our expected cash from operations will be used for the payment of principal and interest, thereby reducing cash available for other purposes including operations.  In the event that we cannot meet our cash needs, we may have to recapitalize or sell assets to meet the operating cash needs.

Our Indebtedness Could Negatively Affect Our Financial Position

             As of February 2, 2001, we had approximately $13.4 million of borrowings outstanding, which include amounts outstanding under our revolving line of credit, capital leases, our mortgage and our subordinated debt.  The Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage.  The substantial level of our indebtedness could:

•	impair our ability to obtain additional financing for operations, capital expenditures or general corporate purposes
•	cause a substantial portion of our cash flow from operations to be spent on principal and interest payments
•	affect our ability to fund our operations
•	make us more vulnerable to economic or industry downturns and competitive pressures
•	prevent us from making interest and principal payments on our debt obligations
•	hinder our ability to adjust to changing market conditions
•	prevent us from meeting certain financial tests contained in our debt obligations, which could lead to a default on those obligations

We May Need to Raise Additional Capital to Fund Our Operations

             If the Company is unable to generate sufficient cash from operations, the Company will be required to adopt one or more alternatives such as refinancing or restructuring the indebtedness of the Company, selling assets or seeking to raise additional debt or equity capital.  Financial difficulties of our competitors and our recent losses may affect our ability to obtain financing.  In addition, other financing may not be available, or may not be available on favorable terms.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our operations, products and services, implement our long-term growth strategy, take advantage of future opportunities or respond to competitive pressures.

We May be Unable to Profitably Grow Our Business

             In order to profitably grow our business, we need to increase sales in our existing markets and open stores in existing or new markets.  Opening additional Company-owned stores in existing markets could reduce sales from our stores located in or near those markets and stores opened in new markets may not be profitable.  In addition, the opening of additional stores could put additional strain on our existing store base to leverage the new stores’ fixed cost structure.

Our Plans to Remodel and Relocate Stores May Reduce Profitability

             In fiscal 2001, we plan to remodel five stores and have no current plans to relocate any stores.  Any remodeling or relocating plan is subject to several risks, including the loss of sales during the remodeling or relocation period, cost overruns of the remodeling or relocation and failure to achieve increased sales after the remodeling or relocation.

             We remodel our stores periodically to maintain a fresh look for the customer, standardize store layout and fixtures, and improve merchandise presentation.  Remodeling may be as simple as repainting or creating new signage or as extensive as conducting a total makeover.  We relocate a store when it is too small and there is no room to expand at the existing location or when a store is not performing in its present location and a better location is available.

Our Annual Results Are Significantly Dependent on the Results of Second and Fourth Quarters

             We generate a significant portion of our operating income in our second and fourth fiscal quarters because of the seasonality of our revenues and promotional expenses.  Any factor that negatively affects our revenues or increases our operating expenses during the second and fourth fiscal quarters could negatively affect our annual results of operations.  As a result of the seasonality of our revenues, we expect to incur a loss in the first quarter of fiscal 2001 and for the first quarter of each fiscal year in the foreseeable future.  Although we typically realize strong sales during the third quarter, due to increased promotional activities, we have historically experienced a lower level of operating income for this quarter.

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

Our Business Depends on Continued Good Relations with Our Suppliers

             Our failure to maintain good relationships with our principal suppliers or the loss of our principal suppliers would hurt our business.  Many of our principal suppliers currently provide us with incentives like volume purchasing allowances and trade discounts.  If our suppliers were to reduce or discontinue these incentives, prices from our suppliers would increase and our profitability would be reduced.  Any supplier could discontinue selling to us at any time other than Hallmark Cards, Inc. with which we have a long-term supply agreement.

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

We May Move to the NASDAQ Bulletin Board

             On February 1, 2001, the NASDAQ Stock Market notified us that we were not in compliance with a NASDAQ SmallCap maintenance standard.  This standard requires that we maintain at least a $1.00 minimum bid price.  We have until May 2, 2001 to comply with the maintenance requirement.  In order to comply, our common stock must trade above $1.00 for at least 10 consecutive trading days prior to May 2, 2001.  If we do not satisfy this maintenance requirement before May 2, 2001, we may decide to apply for quotation on the NASDAQ Bulletin Board, or any other organized market on which our shares may be eligible for trading, or we may decide to appeal the decision by NASDAQ to delist our common stock.  On April 4, 2001 our Board of Directors approved a one-for-three reverse split of our common stock.  The reverse stock split was proposed in order to meet the Nasdaq SmallCap market’s maintenance standard of at least a $1.00 per share minimum bid price.  We anticipate that following the reverse stock split, our common stock will trade at a price that is higher than the $1.00 per share minimum bid price.  However, there can be no assurance that, after the consummation of the reverse stock split, our common stock will trade at three times the market price prior to the reverse stock split or above the $1.00 per share minimum bid price.  As of April 25, 2001, the Company’s stock has traded in excess of $1.00 for seven consecutive days.  There can also be no assurance that we will be able to satisfy the Nasdaq SmallCap Market’s maintenance requirements on a continuing basis.  If our stock does not maintain a price in excess of $1.49 for 30 consecutive trading days, we will be in violation of the minimum market value of public float maintenance requirement.

A Failure in Executing Our Franchise Program May Reduce Our Profitability

             Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees.  It also depends upon the ability of those franchisees to operate their stores successfully and promote and develop the Paper Warehouse and Party Universe store concept.  Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her store independently.  Various laws limit our ability to influence the day-to-day operations of our franchise stores.  We cannot assure you that franchisees will be able to operate Paper Warehouse stores successfully and in a manner consistent with our concepts and standards.  As a result, our franchisees may operate their stores in a manner that reduces the gross revenues of these stores, and therefore reduces our franchise revenues.

             Paper Warehouse Franchising, Inc., as a franchisor, is subject to both regulation by the Federal Trade Commission and state laws regulating the offer and sale of franchises.  These regulations limit our ability to terminate or refuse to renew franchises.  Our franchisees are also subject to labor laws, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements.  Our failure to obtain or maintain approvals to sell franchises, or a franchisee’s violation of any labor law, could cause us to lose or reduce our franchise revenues.

A Change in Consumer Preferences Could Negatively Affect Our Business

             If consumer demand for single-use, disposable party goods were to diminish, the party supplies and paper goods industry and our revenues would be negatively affected.  For example, if cost increases in raw materials such as paper, plastic, cardboard or petroleum were to cause our prices to increase significantly, consumers might decide to forgo the convenience associated with single-use, disposable products and use standard dinnerware and flatware.  Similarly, changes in consumer preferences away from disposable products in favor of reusable products for environmental or other reasons could reduce the demand for our products.

Regional Risks May Affect Our Business

             Because our operations are located principally in eight metropolitan areas, we are subject to certain regional risks, such as the economy, weather conditions, natural disasters and government regulations.  If any region in which we operate stores were to suffer an economic downturn or other adverse regional risks were to occur, our sales and profitability could decline.

Our Internet Strategy is Not Likely to be Profitable

             Although we have scaled-back the extent of, and minimized our financial exposure to, our e-commerce venture, operation of the website still requires management’s ongoing attention and the dedication of our merchandising, accounting and information systems departments.  In addition, although we have made attempts to minimize the financial impact of the web store, there are still incremental costs to operate the site.  Our website is not likely to generate any profits and we are not likely to recapture the money invested in our Internet strategy.

Our Former Status as an S-Corporation Could Expose Us to Liability

             From February 1993 to November 1997, we operated as an S-Corporation under the Internal Revenue Code of 1986.  In connection with the completion of our initial public offering, we converted to a C-Corporation. If the IRS or any state taxing authority were to challenge our prior S-Corporation status, we could be liable to pay corporate taxes on our income, at the effective corporate tax rate, for all or a part of the period we were an S-Corporation, plus interest and possibly penalties.

We Need to Anticipate and Respond to Merchandising Trends

             Our success depends in part on our ability to anticipate and respond in a timely manner to changing merchandise trends and consumer demands.  We make merchandising decisions well in advance of the seasons during which we will sell the merchandise.  As a result, if we fail to identify and respond quickly to emerging trends, consumer acceptance of the merchandise in our stores could diminish, and we may experience a reduction in revenues.  We sell certain licensed products that are in great demand for short time periods, making it difficult to project our inventory needs for these products.  Significantly greater or less-than-projected product demand, particularly for our juvenile licensed products, could lead to one or more of the following:

•             lost sales due to insufficient inventory

•             higher carrying costs associated with slower turning inventory

•             higher levels of carryover merchandise

•             reduced or eliminated margins due to mark downs on excess inventory

ITEM 2.            PROPERTIES.

             We own a 23,000 square foot building in a suburb of Minneapolis, Minnesota, in which our headquarters are located.  The $1.1 million term note is payable in monthly installments of $8,612, including interest at 7.125%, through May 2009, and is secured by a first mortgage on our office headquarters.

             We lease a 23,600 square foot building in a suburb of Minneapolis, Minnesota for warehouse space.  We lease all the locations for our 98 Company-owned stores.  We anticipate that our new Company-owned stores will typically have ten-year leases with at least one five-year renewal option.

ITEM 3.            LEGAL PROCEEDINGS.

             We are not a party to any material litigation nor are we aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended February 2, 2001.

ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors, Executive Officers and Other Key Personnel

             The following table contains certain information about our directors and executive officers as of March 1, 2001:

Name	Age	Position
Yale T. Dolginow	58	President, Chief Executive Officer and Chairman of the Board
Steven R. Anderson	54	Vice President and Chief Information Officer
Steven P. Durst	32	Vice President of Merchandising
Cheryl W. Newell	47	Vice President and Chief Financial Officer
Arthur H. Cobb	50	Director
Diane C. Dolginow	57	Secretary and Director
Marvin W. Goldstein	57	Director
Jeffrey S. Halpern	58	Director
Martin A. Mayer	58	Director
Richard W. Perkins	70	Director

             The following table contains certain information about our other key personnel as of March 1, 2001:

Name	Age	Position
Michael A. Anderson	40	Vice President of Franchising
Kristen Lenn	33	Vice President of Human Resources
Willard V. Lewis	64	Vice President of Store Development
Carol A. Nelson	50	Vice President of Stores
Diana G. Purcel	34	Vice President, Controller and Chief Accounting Officer

             Yale T. Dolginow has been President, Chief Executive Officer and a director of the Company since 1986.  From 1982 to 1986, Mr. Dolginow served as President and Chief Executive Officer of Carlson Catalog Showrooms, Inc., which was a chain of 59 catalog showrooms located throughout the Midwest.  From 1981 to 1982, Mr. Dolginow served as Assistant to the President of Dayton Hudson Corporation, k/n/a Target Corporation.  From 1978 to 1980, Mr. Dolginow served as President of Modern Merchandising, Inc., a 70-store retail chain operating in several markets, and as Executive Vice President from 1977 to 1978.  From 1968 until 1976, Mr. Dolginow was the Chief Executive Officer and President of Dolgin’s, Inc., a chain of catalog showroom stores that operated in the Kansas City and St. Louis metropolitan markets.  Mr. Dolginow is a director of Richfield Bank & Trust Co. and Bet Shalom Congregation.  Mr. Dolginow and Diane C. Dolginow are husband and wife.

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

             Cheryl W. Newell currently serves as Vice President and Chief Financial Officer and joined us in August 1997.  From 1991 to August 1997, Ms. Newell was a Vice President with the Corporate Banking Group at U.S. Bancorp, a bank holding company, responsible for management of desktop technology, disaster recovery and training and development. From 1986 to 1991, Ms. Newell was a Vice President with Citicorp, k/n/a Citigroup, a bank holding company.  From 1976 to 1986, Ms. Newell was a Vice President at Norwest Bank k/n/a Wells Fargo Corporation.

             Arthur H. Cobb has served as a director since 1992.  He is a consultant and certified public accountant. Since 1975, he has been engaged in providing financial consulting services and is President of Cobb & Associates, Ltd.  Mr. Cobb was a partner with Peat Marwick Mitchell & Co., k/n/a KPMG LLP, an international firm of certified public accountants.

             Diane C. Dolginow currently serves as our Secretary and a director and joined us in 1986.  Ms. Dolginow was a director of Dolgin’s Inc. from 1968 to 1976, and since 1994 has been a director on the National Advisory Board of the School of Education at the University of Kansas.  Ms. Dolginow and Mr. Dolginow are husband and wife.

             Marvin W. Goldstein has been a director of the Company since December 1996.  Mr. Goldstein is currently a private investor.  From April 1997 through August 1997, Mr. Goldstein was Executive Vice President and Chief Operating Officer of Regis Corp., a national chain of hair salons.  From August 1995 through April 1997, Mr. Goldstein was Chairman of the Board, Chief Executive Officer and President of Pet Food Warehouse, Inc., a specialty retailer.  From February 1988 to September 1994, Mr. Goldstein served in various positions at the Department Store Division of Dayton Hudson Corporation, k/n/a/ Target Corporation, including President and Chief Operating Officer, and Chairman and Chief Executive Officer.  Mr. Goldstein is a director, and serves on the compensation committee, of each of the following companies: Ali-Mac, A.R.C.A., Inc., Greenspring Company, KBGear, Kidboard, Inc., Red Tag.com, and Wilson’s The Leather Experts.  With the exception of A.R.C.A., Inc. and Wilson’s The Leather Experts, all of the foregoing companies are privately held companies.

             Jeffrey S. Halpern has served as a director since 1997.  He has been Chairman of the Board and Chief Executive Officer of Southwest Casino and Hotel Corp. since 1993.  Mr. Halpern was a partner in the law firm of Popham, Haik, Schnobrich & Kaufman, Ltd. from 1989 until 1993, and a founding partner of Halpern & Druck from 1980 to 1989.

             Martin A. Mayer has been a director of the Company since 1992.  He has been President of SCS Management, Inc. since 2000.  From 1992 to 2000, Mr. Mayer was an independent financial consultant.  Mr. Mayer was a partner with Peat Marwick Mitchell & Co., k/n/a KPMG LLP, a public accounting firm, from 1973 until 1992.  Mr. Mayer is a certified public accountant.  Mr. Mayer is a director of Direct III Marketing and American Select, privately-held companies.

             Richard W. Perkins has been a director of the Company since 2000.  Mr. Perkins is President of Perkins Capital Management, Inc., an investment management company that he founded in 1984. From 1966 to 1984 he served as a vice president of Piper Jaffray, k/n/a/ US Bancorp Piper Jaffrey.  Mr. Perkins is a Chartered Financial Analyst and a fellow of the Financial Analysts Federation.  Mr. Perkins is a director and on the compensation committee of Bio-Vascular, Inc., CNS, Inc., iNTELFILM Corporation, Lifecore Biomedical, Inc., Nortech Systems, Inc., PW Eagle, Inc., and Quantech, Ltd., all public companies.  Mr. Perkins is a director of Vital Holdings, Inc., a public company.

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

             Willard V. Lewis currently serves as Vice President of Store Development and joined us in 1992.  Mr. Lewis joined us as Director of Development and assumed his current position in 1997.  From 1990 to 1992, Mr. Lewis served as Vice President of Network Facilities Professionals, Inc., a Minnesota-based computer software firm.  Mr. Lewis was employed by Dolgin’s, Inc. from 1970 to 1985.

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

             Diana G. Purcel currently serves as Vice President, Controller and Chief Accounting Officer and joined us in April 1999.  She is a certified public accountant.  Before joining the Company and since March 1998, Ms. Purcel was Divisional Controller for Corporate Planning and Reporting for Damark International, Inc.  From 1994 to 1998, Ms. Purcel was a Senior Analyst with Dayton Hudson Corporation, k/n/a Target Corporation.  Prior to joining Dayton Hudson Corporation and since 1988, Ms. Purcel was a senior auditor with Arthur Andersen LLP.

PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

             (a) Market Information

             Since August 4, 2001, our shares of Common Stock have traded on the NASDAQ SmallCap Market under the symbol “PWHS”.  Prior to August 4, 2001 and since November 25, 1997, our shares of Common Stock traded on the NASDAQ National Market under the same symbol.  The following table summarizes the high and low closing sale prices per share of our Common Stock for the periods indicated, as reported on the NASDAQ SmallCap and National Markets.  These prices reflect the retroactive application of our one-for-three reverse stock split as approved by our Board of Directors on April 4, 2001, as if the reverse stock split had occurred on January 30, 1999.  These prices do not include commissions, mark-ups or markdowns.

Fiscal Year 2000	High	Low
First Quarter	$5.25	$2.64
Second Quarter	4.68	1.89
Third Quarter	5.07	3.00
Fourth Quarter	4.32	2.16

Fiscal Year 1999	High	Low
First Quarter	$6.75	$5.07
Second Quarter	9.18	5.10
Third Quarter	7.50	4.50
Fourth Quarter	6.57	4.14

             (b) Holders

               As of April 25, 2001 we had approximately 190 holders of record of our Common Stock.

             (c) Dividends

             We have never declared or paid any cash or stock dividends with respect to our Common Stock, as it is our policy, and the policy of our Board of Directors, to retain any earnings to provide for our growth and development.

             (d) Recent Sale of Unregistered Securities

             We did not engage in any unregistered sales of equity securities during our fiscal year ended February 2, 2001.

ITEM 6.            SELECTED FINANCIAL DATA.

             The Selected Financial Data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.  The Selected Financial Data as of and for the fiscal years ended February 2, 2001 and January 28, 2000 (fiscal years 2000 and 1999) have been derived from our Consolidated Financial Statements as audited by Grant Thornton LLP, independent certified public accountants.  The Selected Financial Data as of and for the three years ended January 29, 1999 (fiscal years 1998, 1997 and 1996) have been derived from our Consolidated Financial Statements as audited by KPMG LLP, independent certified public accountants.

Summary of Financial and Operating Data
(Dollars in thousands, except per share data)

	Fiscal Year

	2000	1999	1998	1997	1996
Statement of Operations Data:
Revenues	$90,246	$82,371	$63,491	$52,949	$43,002
Repositioning (credits) charge	(970)	3,962	--	--	--
Operating income (loss)	605	(6,496)	(667)	889	2,080
Net (loss) income	(434)	(4,449)	(521)	(191)	1,303
Basic and diluted net loss per share (5)	(.27)	(2.88)	(.34)	--	--
Pro forma net (loss) income (1)	--	--	--	(207)	808
Pro forma diluted net (loss) income per share (1) (5)	--	--	--	(.24)	.96

Other Data:
Number of stores open at year end:
Company-owned stores	98	102	97	73	64
Franchise stores	49	47	46	51	50

Comparable store sales increase (2) (3)	5.8%	9.5%	2.9%	9.7%	9.0%

Balance Sheet Data:
Working capital	$4,910	$4,701	$5,369	$9,383	$1,701
Total assets	34,400	37,389	30,453	21,017	16,270
Total debt (4)	13,415	13,467	8,808	1,753	11,240
Total stockholders’ equity	10,412	9,641	14,090	14,594	1,793

(1)	For the period from February 1, 1993 through November 28, 1997, we were an S-Corporation and not generally subject to corporate income taxes. The Statement of Operations Data during this period reflects a pro forma provision for income taxes as if the Company was subject to corporate income taxes for such periods. This pro forma provision for income taxes is computed using a combined federal and state tax rate of 38%.

(2)	Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations.
(3)	For purposes of computing the increase in comparable store sales, this computation assumes fiscal 2000 was a 52-week year.
(4)	Total debt consists of total current and long-term debt, including capital lease obligations.
(5)	Reflects the retroactive application of the Company’s one-for-three reverse stock split as approved by its Board of Directors on April 4, 2001, as if the reverse stock split had occurred on January 31, 1997.

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             Certain statements contained in this Annual Report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All forward-looking statements in this Annual Report are based on information currently available to us as of the date of this Annual Report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors may include, among others, those factors listed in Item 1A of this Annual Report and elsewhere in this Annual Report, and our other filings with the Securities and Exchange Commission.  The following discussion should be read in conjunction with “Selected Financial Data” (Item 6 of this Annual Report) and our financial statements and related notes appearing elsewhere in this Annual Report.

Overview

             We are a growing chain of retail stores specializing in party supplies and paper goods.  We operate 98 stores in ten states throughout the central and western regions of the United States under the names Paper Warehouse and Party Universe, and operate a website under the name PartySmart.com.  We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987.  In growing the number of Company-owned stores, we employ a strategy of clustering stores in our principal markets to:

•         provide our customers with convenient store locations

•         expand our total market share

•         achieve favorable economies of scale

             Before November 1997, we elected to be treated for federal and state income tax purposes as an S-Corporation under the Internal Revenue Code of 1986 and comparable state tax laws.  For the purpose of our selected financial data in Item 6 above, we have presented a pro forma tax provision to arrive at pro forma net income for the applicable years.  These pro forma amounts represent what the income tax provision and the net income would have been if we had been a C-Corporation and thus subject to federal income taxation for the entire period.  This pro forma provision was computed using a combined federal and state income tax rate of 38%.

             Revenues
             Total revenues consist of retail sales from our Company-owned stores and E-commerce website, and franchise related fees.  Franchise related fees include royalties we receive on sales, generally 4% of the store’s sales, and initial franchise fees, recognized at the time the franchisee signs a lease for a store, at which time we have substantially performed all of our services.  Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operations.

             Costs and Expenses
             Costs of products sold and occupancy costs include the direct cost of merchandise, plus handling and distribution, and certain occupancy costs.

             Store operating expenses include all costs incurred at the store level, including store payroll and related benefits, advertising and credit card processing fees.

             General and administrative expenses include corporate administrative expenses for Company-owned stores, district store staff, expenses relating to franchising, such as payroll, legal, travel and advertising, and non-capitalizable costs associated with our Internet subsidiary.

Results of Operations

             The following table sets forth for the periods indicated, certain costs and expenses as a percentage of total revenues and retail sales:

	Fiscal Year Ended
	February 2, 2001	January 28, 2000	January 29, 1999
Costs of products sold and occupancy costs:
as % of total revenues	65.2%	67.2%	65.0%
as % of retail sales	66.3%	68.2%	66.3%

Store operating expenses:
as % of total revenues	24.4%	23.7%	23.9%
as % of retail sales	24.8%	24.0%	24.4%

General and administrative expenses:
as % of total revenues	10.8%	12.2%	12.2%
as % of retail sales	11.0%	12.4%	12.4%

Number of Company-owned stores	98	102	97

Fiscal Year Ended February 2, 2001 (Fiscal 2000 – 53 weeks) Compared to Fiscal Year Ended January 28, 2000 (Fiscal 1999 – 52 weeks)

             Revenues
             Retail Sales.  Retail sales of $88.8 million for fiscal 2000 increased $7.7 million, or 9.4%, over retail sales of $81.1 million for fiscal 1999.  Fiscal 2000 contained 53 weeks compared to 52 weeks for fiscal 1999.  The increase reflects the continued maturation of our store base, as approximately $4.5 million of the increase is attributable to an increase in comparable store sales.  The year-over-year increase also reflects sales of approximately $1.2 million for the additional week in fiscal 2000.  Sales from our Internet web site, which became operational in the third quarter of fiscal 1999, were not significant during fiscal 2000, as our site was under construction through the first half of the year and was relaunched in the third quarter.  During fiscal 2000, we opened one and closed five Company-owned stores, bringing the total to 98 as of February 2, 2001.  Comparable store sales for fiscal 2000 increased 5.8% over the prior year comparable period, and were calculated assuming fiscal 2000 was a 52-week year.  This growth rate compares to a comparable store sales increase of 9.5% for fiscal 1999.  The reduction in comparable sales was attributable to a disappointing fourth quarter in which we realized a comparable sales decline of 3%.  In comparison, for the first nine months of fiscal 2000, we reported a comparable sales increase of over 9%.

             Franchise Related Fees.  Fiscal 2000 franchise related fees of $1.5 million increased 17.2% over fees of $1.2 million for fiscal 1999.  The year-over-year increase reflects increased royalties from increased franchise store sales and higher initial franchise fees.  For both fiscal 2000 and 1999, royalty payments averaged 4% of franchise store sales.  During fiscal 2000, three franchise stores opened and one franchise store closed, bringing the total franchise stores to 49 as of February 2, 2001, compared to 47 at the end of fiscal 1999.

             Costs and Expenses
             Cost of Products Sold and Occupancy Costs.  Cost of products sold and occupancy costs totaled $58.9 million, or 66.3% of retail sales, for fiscal 2000, as compared to $55.3 million, or 68.2% of retail sales, for fiscal 1999.  We realized an increase in our product margins as compared to the prior year.  The higher margin reflects selected price increases that were implemented early in fiscal 2000 in addition to a strong graduation season, in which higher graduation sales were augmented by increased sales for solid color merchandise, which typically carry higher margins.  Increased purchasing allowances as negotiated with our vendors additionally contributed to the gross margin favorability for fiscal 2000 versus fiscal 1999. We continue to realize increased sales across the majority of our product categories year-over-year.  However, we have also continued to experience margin pressure in the juvenile birthday category due to increased sales of licensed products, which typically has a lower margin.  The year-over-year favorability also reflects payments applied against the store closing reserve in fiscal 2000 for rent, common area maintenance and real estate taxes on the stores that were reserved for during fiscal 1999.

             Store Operating Expenses.  Store operating expenses for fiscal 2000 were $22.0 million, or 24.8% of retail sales, as compared to $19.5 million, or 24.0% of retail sales, for the comparable period in the prior year.  The increase in the percentage primarily reflects a 17% increase in fixed labor costs for the fourth quarter against a relatively flat sales base.  Our fourth quarter labor needs are projected based on an expected sales volume, which didn’t materialize in fiscal 2000.  In addition, we continued to realize higher wage rate pressure due to the tightness of certain labor markets.  Through the third quarter of fiscal 2000, store operating expenses as a percentage of retail sales were favorable to prior year store operating expenses as a percentage of retail sales.

             General and Administrative Expenses.  General and administrative expenses were $9.7 million, or 10.8% of total revenues, for fiscal 2000 compared to $10.1 million, or 12.2% of total revenues, for fiscal 1999.  The year-over year favorability reflects a concerted attempt during fiscal 2000 to reduce overall general and administrative expenses.  Over the next twelve months, we expect general and administrative expenses as a percentage of total revenues to remain relatively flat.

             Repositioning Credits.  During fiscal 2000 we sublet three store locations and terminated the lease on one store location.  We reversed $970,000 of our repositioning reserve that was recorded during fiscal 1999.

             Interest Expense.  For fiscal 2000, interest expense of approximately $1.7 million, or 1.9% of total revenues, increased $487,000 over interest expense for fiscal 1999.  The increase over prior year reflects an increased level of borrowing from our revolving credit facility necessary to fund working capital requirements, in addition to a full year of interest payments related to our convertible subordinated debentures, which were issued during the second quarter of fiscal 1999.  Interest expense also increased due to the amortization of the deferred financing costs related to our financing activities and increases in the prime rate.  We expect interest expense to increase somewhat throughout fiscal 2001, due to a higher level of borrowings on our revolving line of credit, in addition to a full year’s affect of the increase in the effective annual rate on our $4.0 million of convertible subordinated debentures, from 9% to 10.5%.

             Other Income, net.  Other income, net of other expense, of approximately $335,000 for fiscal 2000 primarily reflects the receipt of $200,000 as consideration for terminating the lease on our warehouse facility.  Other income of approximately $368,000 for fiscal 1999 includes the receipt of approximately $250,000 from a landlord as consideration for terminating the lease on a store.

             Net Loss.  As a result of the factors discussed above, we realized a net loss of approximately $434,000, or $.27 per diluted share, in fiscal 2000 as compared to a net loss of $4.4 million, or $2.88 per diluted share, for fiscal 1999.  The per share data has been adjusted to reflect the one-for three reverse stock split as approved by our Board of Directors on April 4, 2001.

Fiscal Year Ended January 28, 2000 (Fiscal 1999 – 52 weeks) Compared to Fiscal Year Ended January 29, 1999 (Fiscal 1998 – 52 weeks)

             Revenues
             Retail Sales.  Retail sales of $81.1 million for fiscal 1999 increased $18.9 million, or 30.4%, over retail sales of $62.2 million for fiscal 1998.  The year-over-year increase reflects the larger store base at the end of fiscal 1999 and the continued maturation of 27 stores opened during fiscal 1998, 10 of which were purchased franchise stores.  Of this increase, approximately $13.1 million was the result of existing store growth and approximately $5.8 million was attributable to an increase in comparable store sales.  Sales from our Internet web site, which became operational in September 1999, were not significant.  During fiscal 1999, we opened eight and closed three Company-owned stores, bringing the total to 102 as of January 28, 2000.  Comparable store sales for fiscal 1999 increased 9.5% over the prior year comparable period.  This growth rate compared favorably to a comparable store sales increase of 2.9% for fiscal 1998.

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

             Costs and Expenses
             Cost of Products Sold and Occupancy Costs.  Cost of products sold and occupancy costs totaled $55.3 million, or 68.2% of retail sales, for fiscal 1999, as compared to $41.3 million, or 66.3% of retail sales, for fiscal 1998.  The increase in this expense category primarily reflects higher occupancy costs, resulting from the increased store base as well as the annualization of occupancy costs for our Seattle market, which carries higher occupancy costs as compared to our other markets.  We have also experienced slight increases in the cost of our products.

             Store Operating Expenses.  Store operating expenses for fiscal 1999 were $19.5 million, or 24.0% of retail sales, as compared to $15.2 million, or 24.4% of retail sales, for the comparable period in the prior year.  The decrease in the percentage was primarily attributable to the continued maturation of our store base and the ability to leverage year-over-year increases in store labor, advertising and store operating expenses.  We continued to realize higher wage rate pressure due to the tightness of certain labor markets.

             General and Administrative Expenses.  General and administrative expenses were $10.1 million and $7.7 million for fiscal 1999 and fiscal 1998, respectively, with both years at 12.2% of total revenues.  The dollar increase was primarily the result of higher payroll and benefit costs resulting from the addition of several corporate positions necessary to support our growth.  In addition, the increase also reflects approximately $1.4 million of start-up and operational costs associated with our Internet strategy.

             Repositioning Charge.  During the fourth quarter of fiscal 1999, we recorded a pre-tax repositioning charge of approximately $4.0 million, or $1.53 per share, net of tax and adjusted for the one-for-three reverse stock split as approved by our Board of Directors on April 4, 2001, consisting of:

•        reserves for stores to be closed, previously closed and to be relocated

•        impairment charges on long-lived assets associated with closed stores

•        an impairment charge associated with our Internet website asset

             Reserves for Stores.  In response to operating losses, and in an attempt to strengthen our competitive position and improve long-term results, during fiscal 1999, we organized a “challenge-store” committee comprised of various members of management to review the profitability of our portfolio of stores.  During the fourth quarter of fiscal 1999, this committee adopted a plan to close four under-performing stores, and we recorded a pre-tax charge of approximately $1.7 million for the closing of these stores.  This amount consisted primarily of reserves for an estimate of the remaining lease obligations for these stores, net of expected sublease payments.  These stores were subsequently closed during the first half of fiscal 2000.  Net sales and operating losses for the four stores that were closed during fiscal 2000 were approximately $1.7 million and ($273,000) for fiscal 1999, $1.2 million and ($244,000) for fiscal 1998 and $177,000 and ($65,000) for fiscal 1997.  We also reserved approximately $600,000 for an estimate of the remaining lease obligations, net of expected sublease payments, for one store that was relocated during the first quarter of fiscal 2000 and approximately $700,000 for a change in the estimate of the net remaining lease obligations for four stores that were previously closed.  We recorded a total reserve liability of $3.0 million.

             Impairment charges on long-lived assets.  The repositioning charge additionally reflected write-downs of approximately $200,000 related to furniture and fixtures and goodwill associated with stores to be closed.  In addition, in response to current and projected operating losses for our Internet venture and a significant change in the e-commerce competitive advertising environment, during the fourth quarter of fiscal 1999, we performed a review of the long-lived assets associated with PartySmart.com, for impairment. As a result of this review, we concluded that the asset value of our Internet website, consisting primarily of capitalized internally developed software costs, was not fully recoverable and we hired an outside firm to perform an appraisal.  As a result of this appraisal, and in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, we recorded a pre-tax impairment charge of approximately $800,000 to reflect the related assets of PartySmart.com at their fair market value.

             Interest Expense.  For fiscal 1999, interest expense of approximately $1.2 million, or 1.4% of total revenues, increased $928,000 over interest expense for fiscal 1998.  The increase over the prior year reflected increased borrowings from our revolving credit facility necessary to fund working capital requirements, in addition to our public sale of convertible subordinated debentures.  Interest expense also increased due to the amortization of the deferred financing costs related to our financing activities during fiscal 1999.  In comparison, we did not borrow under our revolving credit facility during the first five months of fiscal 1998.

             Other Income, net.  Other income, net of other expense, of approximately $368,000 for fiscal 1999, reflects the receipt of approximately $250,000 from a landlord as consideration for terminating the lease on a store.

             Net Loss.  As a result of the factors discussed above, we realized a net loss of approximately $4.4 million, or $2.88 per diluted share, in fiscal 1999 as compared to a net loss of $521,000, or $.34 per diluted share, for fiscal 1998.  The per share data has been adjusted to reflect the one-for three reverse stock split as approved by our Board of Directors on April 4, 2001.

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

             Our results of operations also fluctuate from quarter to quarter as a result of the following:

•            the timing of new store openings, remodels or relocations

•            costs associated with new store openings, remodels or relocations

•            expenses incurred to support our expansion strategy

Liquidity and Capital Resources

             Our primary capital requirements are for ongoing operations, consisting of investments in our inventory, in addition to capital requirements necessary to support the continued growth of our information systems infrastructure and our store base.  Our primary sources of cash for ongoing operations have been:

•	borrowings under our revolving line of credit
•	proceeds from financings such as our recent shareholder rights offering, our public sale of convertible subordinated debt, the refinancing of our mortgage and our initial public offering
•	payment terms from venders
•	lease financings
•	cash from operations

             Our liquidity needs vary throughout the year as a result of the seasonal nature of our business.  Our cash availability also fluctuates as a result of:

•	the level of our inventory, which primarily determines our line-of-credit borrowing capacity
•	quarterly fluctuations in revenues and operating income
•	timing of seasonal purchases
•	timing of new store openings, remodels and/or relocations
•	intra-month cash needs for payment of rent, payroll and other operational payables

             As a result of a disappointing fiscal 2000 fourth quarter, in which sales were below expectations, we did not generate the cash cushion we expected, or that is required, for us to fund our operations into second quarter.  In order to provide the liquidity we needed for operations, we recently negotiated extended terms with several of our largest vendors.  The arrangements with our vendors resulted in the extended dating of approximately $3.0 million of trade payments to be repaid during the second half of fiscal 2001.  In addition, we were able to extend approximately $500,000 of rent payments into the second half of fiscal 2001 or beyond.  We may not be able to defer any additional payments.

             Our liquidity as measured by our working capital was $4.9 million at February 2, 2001 compared to $4.7 million at January 28, 2000.  Our current ratio was 1.31 to 1.00 at February 2, 2001 compared to 1.26 to 1.00 at January 28, 2000.  The year-over-year change in our working capital and current ratio calculations reflects a reduction in inventory levels.  The change also reflects a reduction of accounts payable from unusually high levels at the end of fiscal 1999, partially offset by an increase in our borrowings on our line-of-credit.

             Cash used for operations for each of the last three fiscal years was approximately $175,000 in fiscal 2000, $999,000 in fiscal 1999 and $1.3 million in fiscal 1998.  The cash use in fiscal 2000 primarily reflects a purposeful reduction in merchandise inventory levels and a reduction in accounts payable. Our ability to leverage our accounts payable has lessened during fiscal 2000, and we continue to feel pressure from the vendor community, resulting from the financial difficulties of other party goods stores in the industry.  In addition, we continue to strive, when possible, to take advantage of cash discounts and other favorable terms that are offered by our vendors.  The cash use in fiscal years 1999 and 1998 primarily reflects increases in merchandise levels, partially offset by increases in accounts payable.

             Net cash used for investing activities was approximately $987,000 for fiscal 2000, $3.2 million for fiscal 1999 and $6.7 million for fiscal 1998.  The cash use in fiscal 2000 consisted almost entirely of capital expenditures related to upgrading our information systems and remodeling of Company-owned stores.  We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies.  Capital expenditures during fiscal 1999 primarily represented expenditures necessary to develop and launch our website and expenditures related to the opening of new stores.  Capital expenditures during fiscal 1998 were approximately $4.3 million, and included approximately $3.2 million related to new stores. Additionally, in fiscal 1998 we used approximately $2.2 million of cash towards the purchase of 10 franchise stores.

             We anticipate that we will spend an aggregate $1.2 million on capital expenditures during fiscal 2001.  These capital expenditures will be for two new store openings, fixturing, remodeling or relocating existing stores, and continuing investments in information systems.  We seek to lease sites, of approximately 8,500 square feet, for our Company-owned stores rather than own real estate.  If the number of stores we plan to open, relocate or remodel increases or decreases, this estimate may change accordingly.  Our plans may vary based upon the availability of suitable locations and the availability of acceptable terms.  It is our intention to finance new store fixtures and equipment with long-term leases, assuming availability and reasonable terms.  We may additionally seek to acquire existing stores from franchisees.  At present, we have no agreement to acquire any franchise store.

             Net cash provided by financing activities was $1.1 million for fiscal 2000, $3.6 million for fiscal 1999 and $6.9 million for fiscal 1998.  The year-over-year decrease reflects our prior year subordinated debt offering, refinancing of our mortgage and financing of our capital leases, partially offset by an increased usage of our revolving line-of-credit in the current year.  Cash provided by financing activities in fiscal 1998 primarily reflects our borrowing under our revolving line of credit with our bank.

             During fiscal 1999, we issued convertible subordinated debentures in an aggregate principal amount of $4.0 million, which mature in 2005, and are convertible into approximately 444,000 shares of our common stock.  We received net proceeds of approximately $3.2 million from the issuance of these debentures, which were used to develop and implement our Internet website, to repay indebtedness and for other general corporate purposes.  Until September 15, 2000, the debentures bore interest at an annual rate of 9.0% that was payable quarterly.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and imposes restrictions on our ability to pay dividends.  As of our fiscal 1999 year end, we were in breach of a covenant requiring a minimum consolidated tangible net worth, however, we were current on all required payments under the indenture.  During fiscal 2000, we requested a waiver of this breach from our debenture holders, and requested amendments, to replace the definition of consolidated tangible net worth in the indenture with a definition of consolidated net worth, and to increase the interest rate on the debentures.  In order for us to obtain the waiver and approval for the amendments, an affirmative vote from greater than 50% of the dollar value of the debentures outstanding was required.  We offered debenture holders a 150 basis point increase in the interest rate to an annual rate of 10.5%, effective as of September 15, 2000, contingent upon obtaining a majority affirmative vote.  Additionally, we offered each debenture holder a consent fee of $10 per bond, payable only upon obtaining his or her affirmative vote.  Subsequently, we obtained a waiver for the breach of the covenant as of January 28, 2000 and obtained required approval for the amendments.  Since we obtained the majority vote, effective September 15, 2000, the interest rate on our subordinated convertible debentures increased to an annual rate of 10.5%.  We were in compliance with all of our financial covenants as required by the indenture at February 2, 2001.

             We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in June 2002.  Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory.  As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks and at certain times during the year.  At February 2, 2001 and January 28, 2000, we had borrowings outstanding of approximately $6.9 million and $6.3 million, respectively, under our revolving line of credit facility.  The credit agreement contains covenants, which require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  We were in compliance with all of our financial covenants as required by the credit facility at February 2, 2001.

             In March 2000, our Chairman and Chief Executive Officer, issued a $1.2 million standby letter of credit in favor of the lender for our revolving line of credit, as beneficiary.  This caused the lender to provide us with an additional $1.2 million advance over our existing revolving line of credit.  During fiscal 2000, we met the requirements for early expiration and the standby letter of credit was cancelled.  In consideration for issuing the standby letter of credit, we granted an option to our Chairman to purchase 16,667 shares of our common stock at an exercise price of $2.91 per share, equal to 110% of the market price of our underlying stock as of the date of grant, and adjusted to reflect the one-for-three reverse stock split as approved by our Board of Directors on April 4, 2001.  In addition, we agreed to indemnify him for any liability incurred in connection with the standby letter of credit.

             During fiscal 1999, we refinanced our corporate office building.  The $1.1 million term note is payable in monthly installments of $8,612, including interest through May 2009, and is secured by a first mortgage on our office headquarters.

             In addition to the liquidity sources described above, we have also generated additional working capital through:

•	extended dating on payables and rent as negotiated with certain of our vendors and landlords
•	our shareholder rights offering that took place during fiscal 2000
•	reducing corporate and store-wide expenses
•	scaling back PartySmart.com, our Internet website venture
•	selective price increases and other various pricing strategy changes
•	seeking alternative sources for the financing of fixtures and equipment

             We believe that our financial resources, including our credit agreement, our anticipated cash flows from operations and the generation of additional working capital as described above, will be adequate to meet our cash needs over the next twelve months.  We also believe that these resources will be adequate to fund our operations until our credit facility expires in June 2002, at which time we expect to extend or replace the credit agreement.

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             In addition to other sources of liquidity, we have used a combination of fixed rate and floating rate debt to fund our operations, capital expenditures and the growth in our Company-owned stores and our Internet business.  As a result of our floating rate debt, we are exposed to market risk from changes in interest rates.  There have been recent changes in the prime rate.  We do not consider this exposure to be material to our consolidated financial position, results of operations or cash flows.  We do not use any derivative financial instruments or engage in any other hedging activities.

ITEM 8.            FINANCIAL STATEMENTS.

             The Company’s Consolidated Financial Statements and the reports of its independent certified public accountants are included in this Annual Report on Form 10-K.   The index to these financial statements is included in Item 14 (a) (1) of this Annual Report.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             (a) Directors of the Registrant

             The information under the captions “Election of Directors—Information About Nominees” and “Election of Directors—Other Information About Nominees” in the Company’s 2001 Proxy Statement is incorporated herein by reference.

             (b) Executive Officers of the Registrant

             Information concerning Executive Officers of the Company is included in this Annual Report under Item 4A, “Executive Officers of the Registrant.”

             (c) Compliance with Section 16 (a) of the Exchange Act

             The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2001 Proxy Statement is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

             The information under the captions “Election of Directors—Directors’ Fees and Compensation Committee Interlocks” and “Executive Compensation and Other Benefits” in the Company’s 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information under the caption “Principal Shareholders and Beneficial Ownership of Management” in the Company’s 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information under the caption “Certain Relationships and Related Transactions” in the Company’s 2001 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)        Documents Filed as Part of this Report

(1)            Financial Statements:

             The following Consolidated Financial Statements are included herein:

(2)              Financial Statement Schedules:

             Schedule II - Valuation and Qualifying Accounts:

Reserve for Store Closings	Balance at beginning of year	Provision	Charges/ Write-offs	Credits	Balance at end of year
Fiscal year ended February 2, 2001	$3,000,000	$--	$715,000	$970,000	$1,315,000
Fiscal year ended January 28, 2000	$--	$3,000,000	$--	$--	$3,000,000
Fiscal year ended January 29, 1999	$--	$--	$--	$--	$--

             The reserve for store closings at the end of fiscal 2000 reflects reductions related to ongoing payments of rent, common area maintenance, real estate taxes and other miscellaneous expenses on the stores that were closed, in addition to beneficial adjustments of $970,000 resulting from the subleasing of three store locations and the termination of a lease on one store location.

             All other schedules have been omitted since they are not required, not applicable or the information has been included in the financial statements or the notes thereto.

(3) Exhibits:

             The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto.

             A copy of any of the exhibits listed in the Exhibit Index or referred to below will be furnished at a reasonable cost to any person who was a shareholder of the Company on April 25, 2001, upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to Paper Warehouse, Inc., 7630 Excelsior Boulevard, Minneapolis, Minnesota 55426; Attn: Shareholder Relations.

             The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

1.	1997 Stock Option and Compensation Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 File No. 333-36911).
2.	Directors’ Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 File No. 333-36911).
3.	Employment Agreement by and between the Company and Yale T. Dolginow dated February 7, 1997 (incorporated by reference to the Company’s Registration Statement on Form S-1 File No. 333-36911).
4.	Employment Agreement by and between the Company and Brent D. Schlosser dated February 7, 1997 (incorporated by reference to the Company’s Registration Statement on Form S-1 File No. 333-36911).
5.	Amendment Number 1 to the Employment Agreement by and between the Company and Brent D. Schlosser dated September 26, 1997 (incorporated by reference to the Company’s Form 10-K for fiscal year ended January 31, 1998 File No. 0-23389).

6.	Employment Agreement by and between the Company and Cheryl W. Newell dated July 14, 1997 (incorporated by reference to the Company’s Registration Statement on Form S-1 File No. 333-36911).
7.	1998 Employee Stock Purchase Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 File No. 333-79161).
8.	Amendment to 1997 Stock Option and Compensation Plan (incorporated by reference to the Company's Form 10-K for fiscal year ended January 28, 2000 File No. 0-23389).
9.	Separation Agreement and General Release between the Company and Brent D. Schlosser dated December 2, 1999 (incorporated by reference to the Company's Form 10-K for fiscal year ended January 28, 2000 File No. 0-23389).

(b)        Reports on Form 8-K.

             We did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2000.

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Paper Warehouse, Inc.:

             We have audited the accompanying consolidated balance sheets of Paper Warehouse, Inc. and Subsidiaries as of February 2, 2001 and January 28, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

             We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paper Warehouse, Inc. and Subsidiaries as of February 2, 2001 and January 28, 2000 and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

             We have also audited Schedule II of Paper Warehouse, Inc. and Subsidiaries for the years ended February 2, 2001 and January 28, 2000.  In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 16, 2001 (except for Note 15, as to which the date is April 4, 2001)

Independent Auditors' Report

The Board of Directors and Stockholders
Paper Warehouse, Inc.:

             We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Paper Warehouse, Inc. and Subsidiary for the year ended January 29, 1999.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

             We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the cash flows of Paper Warehouse, Inc. and Subsidiary for the fiscal year ended January 29, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

March 19, 1999
Minneapolis, Minnesota

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Consolidated Balance Sheets
February 2, 2001 and January 28, 2000

	February 2, 2001	January 28, 2000
ASSETS
Current assets:
Cash and cash equivalents	$427,878	$469,768
Merchandise inventories	18,150,433	20,206,851
Accounts receivable	1,168,209	830,153
Prepaid expenses and other current assets	862,957	1,003,398
Total current assets	20,609,477	22,510,170

Property and equipment, net	8,698,745	10,006,870
Deferred tax asset	3,483,468	3,177,052
Other assets, net	1,608,056	1,694,552
Total assets	$34,399,746	$37,388,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable – line of credit	$6,867,583	$6,303,648
Current maturities of long-term debt	601,943	715,517
Accounts payable	6,324,741	8,226,993
Accrued liabilities	1,468,129	1,751,634
Current portion – reserve for store closings	437,565	811,709
Total current liabilities	15,699,961	17,809,501

Convertible subordinated debt	4,000,000	4,000,000
Other long-term debt, less current maturities	1,945,909	2,447,852
Reserve for store closings, less current portion	877,601	2,188,291
Deferred rent credits	1,464,477	1,301,563
Total liabilities	23,987,948	27,747,207

Commitments	--	--

Stockholders’ equity:
Serial preferred stock, $.03 par value; 3,333,333 shares authorized; none issued or outstanding	--	--
Common stock, $.03 par value; 13,333,333 shares authorized; 1,882,593 and 1,542,645 shares issued and outstanding	56,477	46,279
Additional paid-in capital	15,027,827	13,833,442
Accumulated deficit	(4,672,506)	(4,238,284)
Total stockholders’ equity	10,411,798	9,641,437

Total liabilities and stockholders’ equity	$34,399,746	$37,388,644

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Consolidated Statements of Operations
Years ended February 2, 2001, January 28, 2000 and January 29, 1999

	February 2, 2001	January 28, 2000	January 29, 1999
Revenues:
Retail sales	$88,789,995	$81,128,437	$62,218,553
Franchise related fees	1,456,376	1,242,330	1,271,973
Total revenues	90,246,371	82,370,767	63,490,526

Costs and expenses:
Costs of products sold and occupancy costs	58,871,216	55,332,014	41,252,342
Store operating expenses	22,001,011	19,488,775	15,185,082
General and administrative expenses	9,738,851	10,083,556	7,719,992
Repositioning (credits) charge	(970,000)	3,962,454	--
Total costs and expenses	89,641,078	88,866,799	64,157,416

Operating income (loss)	605,293	(6,496,032)	(666,890)

Interest expense	(1,669,744)	(1,182,349)	(254,405)
Other income, net	335,229	368,008	76,981
Loss before income taxes and cumulative effect of accounting change	(729,222)	(7,310,373)	(844,314)
Income tax benefit	295,000	2,970,332	323,654
Net loss before cumulative effect of accounting change	(434,222)	(4,340,041)	(520,660)
Cumulative effect of accounting change, net	--	(108,506)	--
Net loss	$(434,222)	$(4,448,547)	$(520,660)

Net Loss Per Common Share:

Basic and diluted net loss per common share before cumulative effect of accounting change	$(0.27)	$(2.81)	$(0.34)
Cumulative effect of accounting change, net	--	(0.07)	--
Basic and diluted net loss per common share	$(0.27)	$(2.88)	$(0.34)
Weighted average shares outstanding	1,627,311	1,542,645	1,524,326

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
 Consolidated Statements of Stockholders’ Equity
Years Ended February 2, 2001, January 28, 2000 and January 29, 1999

	Serial Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Earnings / (Deficit)	Total Stockholders’ Equity
Balance, January 30, 1998	--	1,519,062	$45,572	$13,683,807	$864,405	$14,593,784
Net loss	--	--	--	--	(520,660)	(520,660)
Distribution of earnings	--	--	--	--	(133,482)	(133,482)
Issuance of common stock	--	23,583	707	149,635	--	150,342
Balance, January 29, 1999	--	1,542,645	46,279	13,833,442	210,263	14,089,984
Net loss	--	--	--	--	(4,448,547)	(4,448,547)

Balance, January 28, 2000	--	1,542,645	46,279	13,833,442	(4,238,284)	9,641,437
Net loss	--	--	--	--	(434,222)	(434,222)
Issuance of common stock pursuant to shareholder rights offering (net of offering expenses of $67,100)	--	331,571	9,947	1,166,322	--	1,176,269
Employee purchases of stock	--	8,377	251	28,063	--	28,314

Balance, February 2, 2001	--	1,882,593	$56,477	$15,027,827	$(4,672,506)	$10,411,798

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended February 2, 2001, January 28, 2000 and January 29, 1999

	February 2, 2001	January 28, 2000	January 29, 1999
OPERATING ACTIVITIES:
Net loss	$(434,222)	$(4,448,547)	$(520,660)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	2,345,028	2,222,025	1,732,220
Repositioning (credits) charge	(970,000)	3,962,454	--
Gain on sale of property and equipment	(21,630)	(6,887)	(277)
Deferred taxes	(295,000)	(3,042,669)	(323,654)
Deferred rent credits	202,746	226,915	(578,145)
Other noncash items affecting earnings	89,555	349,759	--
Changes in operating assets and liabilities, net of the effect of asset acquisition:
Merchandise inventories	2,056,418	(3,904,781)	(3,966,362)
Accounts receivable	(338,056)	275,109	(653,325)
Prepaid expenses and other current assets	131,001	(130,574)	(459,616)
Accounts payable	(1,902,252)	2,912,400	2,325,577
Accrued liabilities	(323,337)	585,895	1,136,587
Store closing reserves	(714,834)	--	--
Net cash used for operations	(174,583)	(998,901)	(1,307,655)

INVESTING ACTIVITIES:
Purchases of assets of businesses	--	--	(2,239,165)
Purchases of property and equipment	(1,088,078)	(3,166,926)	(4,334,787)
Proceeds from sales of property and equipment	107,950	49,894	6,349
Other assets, net	(6,600)	(43,196)	(117,420)
Net cash used for investing activities	(986,728)	(3,160,228)	(6,685,023)

FINANCING ACTIVITIES:
Proceeds from convertible subordinated debentures	--	4,000,000	--
Net proceeds from shareholder rights offering	1,176,269	--	--
Net proceeds from (payments on) notes payable – line of credit	563,935	(546,352)	6,850,000
Proceeds from refinancing of mortgage	--	1,100,000	--
Net payments on other long-term debt	(27,052)	(930,816)	(203,174)
Payment of debt issuance costs	(33,580)	(1,019,105)	--
Proceeds from financing of property and equipment	--	1,550,780	622,454
Payments on financing of property and equipment	(588,465)	(514,185)	(214,282)
Proceeds received from employee purchases of stock	28,314	--	--
Distribution of Subchapter S Corporation accumulated earnings	--	--	(133,482)

Net cash provided by financing activities	1,119,421	3,640,322	6,921,516

Net decrease in cash and cash equivalents	(41,890)	(518,807)	(1,071,162)

Cash and cash equivalents, beginning of year	469,768	988,575	2,059,737
Cash and cash equivalents, end of year	$427,878	$469,768	$988,575
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the year	$1,459,294	$930,065	$274,004
Income taxes paid during the year	10,758	--	--

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)        Summary of Significant Accounting Policies

Description of Business

             We (“Paper Warehouse, Inc.” or the “Company”) are a growing chain of retail stores, specializing in party supplies and paper goods.  We operate 98 Company-owned stores in ten states throughout the central and western regions of the United States under the names “Paper Warehouse” and “Party Universe” and operate a web site under the name “PartySmart.com.”  Additionally, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.

Basis of Presentation

             The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  We have eliminated all intercompany balances and transactions between the entities in consolidation.  All share and per share data has been restated to give effect to the retroactive application of the Company’s one-for-three reverse stock split, as approved by its Board of Directors on April 4, 2001.  (See Note 15).

Fiscal Year

             Our fiscal year ends on the Friday closest to January 31st.  Our fiscal year is generally 52 weeks, however it periodically consists of 53 weeks.  The fiscal year ended February 2, 2001 (fiscal 2000) consisted of 53 weeks, while the fiscal years ended January 28, 2000 (fiscal 1999) and January 29, 1999 (fiscal 1998) consisted of 52 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Accounting Estimates

             The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

             Merchandise Inventories

             Inventories are stated at the lower of cost (as determined on a first-in, first-out basis) or market. We review slow moving merchandise and take appropriate markdowns and write-downs, as necessary.

Property and Equipment

             Property and equipment are recorded at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of 3 years for computers and internally developed software costs, 5-7 years for fixtures and equipment and 40 years for building and land improvements.

Other Assets

             Other assets consist primarily of debt issuance costs, goodwill, security deposits and trademarks.  Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis.  Goodwill represents the excess of purchase price over net assets acquired and is being amortized over 15 years on a straight-line basis.  The costs of acquiring trademarks have been capitalized and are being amortized over 10 years on a straight-line basis.

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

Advertising Costs

             Advertising costs, included in store operating expenses, are expensed as incurred.  Advertising costs, net of advertising income, were approximately $3.2 million, $2.9 million and $3.1 million for fiscal years 2000, 1999 and 1998, respectively.

Net Earnings (Loss) Per Common Share

             Basic net earnings (loss) per common share (“EPS”) is computed as net earnings (loss) divided by the weighted average number of common shares outstanding during the periods.

             Diluted EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding during the period; increased to include assumed conversions of potentially dilutive shares outstanding into common shares, when dilutive.  Our potentially dilutive shares of common stock include stock options that have been granted to employees and outside directors, our outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of our convertible debenture offering.  We had $4.0 million of convertible subordinated debentures outstanding at the end of fiscal year 2000 and fiscal year 1999 that were not included in either computation of diluted EPS, as their inclusion would have been antidilutive.  In addition, options to purchase 259,400, 173,475 and 137,400 shares of common stock were outstanding at the end of fiscal years 2000, 1999 and 1998, respectively, but were excluded from the computation of common share equivalents because they were antidilutive.  Had the inclusion of these items not been antidilutive, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 and 243,000 common shares for the years ended February 2, 2001 and January 28, 2000, respectively.  We would have assumed conversions of stock options into approximately 19,000 and 100 common shares for fiscal years 2000 and 1999, respectively.  We would not have assumed any conversions of stock options for fiscal 1998.

Stock-Based Compensation

             We use the intrinsic value method to value our stock options issued to employees.  Had the fair value method been applied, our compensation expense would have been different.  (See Note 11.)

(2)        Accounting Change – Fiscal Year 1999

             We adopted Statement of Position (SOP) No. 98-5, “Reporting on the Costs of Start-Up Activities” during fiscal 1999.  This Statement required that costs of start-up activities and organization costs be expensed as incurred.  Prior to the adoption of this Statement, our policy was to capitalize lease acquisition fees and amortize them over the related lease term using the straight-line method.  The impact of the change of approximately $109,000, net of taxes of approximately $72,000, is shown as a cumulative effect of accounting change in the Consolidated Statement of Operations for the year ended January 28, 2000.

(3)        Internet Subsidiary

             During fiscal 1999, we incorporated PartySmart.com, Inc. as a wholly owned subsidiary.  PartySmart.com, Inc. has a storefront on the Web that began selling selected party supplies and paper goods over the Internet in the third quarter of fiscal 1999.  In fiscal 1999, we incurred development costs of approximately $2.5 million related to the Internet venture, $1.1 million of which was originally capitalized.  In recording certain of these expenses, we followed the guidance prescribed by SOP No. 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use,” and the guidance prescribed by SOP 98-5.  During the fourth quarter of fiscal 1999, we evaluated the assets associated with PartySmart.com and recognized an impairment loss related to these website assets (See note 4).

(4)        Repositioning Charge (Credits)

             During the fourth quarter of fiscal 1999, we recorded a pre-tax repositioning charge of approximately $4.0 million, or $1.53 per share, net of tax, consisting of a reserve for store-closings, and impairment charges on long-lived assets associated with closed stores and with our Internet website asset.

Reserve for Store Closings

             In response to operating losses, and in an attempt to strengthen our competitive position and improve long-term results, during the fourth quarter of fiscal 1999 we adopted a plan to close four under-performing stores, and recorded a pre-tax charge of approximately $1.7 million.  This amount consisted primarily of reserves for lease obligations for these stores, net of expected sublease payments.  Additionally, we recorded an impairment charge of approximately $200,000 related to furniture and fixtures and goodwill associated with stores to be closed.  These four stores were subsequently closed during the first half of fiscal 2000.  We also reserved approximately $600,000 in fiscal 1999 for the remaining lease obligations for one store that was subsequently relocated during the first quarter of fiscal 2000.  Additionally included in the fiscal 1999 repositioning charge was a reserve for a change in the estimate of the remaining lease obligations, net of expected sublease payments, for four stores that were previously closed of approximately $700,000.

             The reserve for store closings at the end of fiscal 2000 reflects reductions related to ongoing payments of rent, common area maintenance, real estate taxes and other miscellaneous expenses on the stores that were closed, in addition to beneficial adjustments resulting from the subleasing of store locations. Prior to our original estimate of time to sublease store locations, we closed on agreements to sublease three store locations, and terminated a lease on one location, and accordingly, recovered $970,000 of the store closing reserve during fiscal 2000.

Impairment Charge

             During the fourth quarter of fiscal 1999, in response to actual and projected operating losses for our Internet venture and a significant change in the e-commerce competitive advertising environment, we performed a review of the long-lived assets associated with PartySmart.com, for impairment. As a result of this review, we concluded that the asset value of our Internet website, consisting primarily of capitalized internally developed software costs, was not fully recoverable and we hired an outside firm to perform an appraisal.  As a result of this appraisal, and in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, we recorded a pre-tax impairment charge of approximately $800,000 to reflect the related assets of PartySmart.com at their fair market value.

(5)        Property and Equipment, net

             Property and equipment, net, consisted of the following at:

	February 2, 2001	January 28, 2000
Fixtures and equipment	$15,445,831	$14,892,320
Building	1,273,088	1,273,088
Internally developed software costs	615,905	340,000
Land and improvements	319,733	319,733
Accumulated depreciation and amortization	(8,955,812)	(6,818,271)

Total property and equipment, net	$8,698,745	$10,006,870

             Depreciation and amortization expense on property and equipment was approximately $2.3 million, $2.2 million, and $1.7 million for fiscal years 2000, 1999 and 1998, respectively.

(6)        Notes Payable – Line of Credit

             We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in June 2002.  Borrowings outstanding under this line of credit bear interest at a variable rate (8.5% at February 2, 2001 and at January 28, 2000) and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory.  As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks and at certain times during the year.  At February 2, 2001 we had availability of $8.1 million, of which approximately $6.9 million was outstanding, and at January 28, 2000, we had availability of $8.9 million, of which approximately $6.3 million was outstanding.

             In March 2000, our Chairman and Chief Executive Officer, issued a $1.2 million standby letter of credit in favor of the lender for our revolving line of credit, as beneficiary.  This caused the lender to provide us with an additional $1.2 million advance over our existing revolving line of credit.  During fiscal 2000, we met the requirements for early expiration and the standby letter of credit was cancelled.  In consideration for issuing the standby letter of credit, we granted an option to our Chairman to purchase 16,667 shares of our common stock at an exercise price of $2.91 per share, equal to 110% of the market price of our underlying stock as of the date of grant, as adjusted to reflect the one-for-three reverse stock split as approved by our Board of Directors on April 4, 2001.  In addition, we agreed to indemnify him for any liability incurred in connection with the standby letter of credit.

             The credit agreement contains covenants, which require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  We were in compliance with all of our financial covenants as required by the credit facility at February 2, 2001.

             The credit agreement requires the use of all cash receipts to pay down indebtedness and includes various covenants, which, if violated, could accelerate the maturity of the debt.  Accordingly, we have classified borrowings outstanding under the revolving credit facility as a current liability in our Consolidated Balance Sheets.

(7)        Leases

             Our assets under capital leases consist of agreements for equipment and fixtures and an agreement for software.  At February 2, 2001, assets under capital leases were approximately $1.5 million, net of accumulated depreciation of approximately $1.2 million, and at January 28, 2000, assets under capital leases were approximately $2.1 million, net of accumulated depreciation of approximately $612,000.

             We lease all of our retail stores under noncancelable operating leases that have various expiration dates. In addition to base rents, certain leases require us to pay our share of common area maintenance and real estate taxes, and include provisions for contingent rentals based upon sales.  Certain of the leases contain renewal options under which we may extend the term three to five years.  Total rent expense was approximately $10.2 million, $9.7 million and $7.1 million for fiscal years 2000, 1999 and 1998, respectively.

             Future minimum lease payments required under noncancelable lease agreements existing at February 2, 2001 were:

Fiscal Year:	Operating Leases	Capital Leases
2001	$11,127,410	$589,502
2002	10,596,238	560,635
2003	9,967,441	410,656
2004	9,033,606	41,138
2005	7,806,141	--
Thereafter	19,141,541	--

Total future minimum lease commitments	$67,672,377	1,601,931
Less: Interest at 9.4%-15.3%		210,034
Total capital lease obligations		$1,391,897

(8)        Long-Term Debt

Subordinated Convertible Debt

             During fiscal 1999, we issued convertible subordinated debentures in an aggregate principal amount of $4.0 million, which mature in 2005, and are convertible at $9.00 into approximately 444,000 shares of our common stock.  We received net proceeds of approximately $3.2 million from the issuance of these debentures, which were used to develop and implement our Internet website, to repay indebtedness and for other general corporate purposes.  Until September 15, 2000, the debentures bore interest at an annual rate of 9.0% that was payable quarterly.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  As of our fiscal 1999 year end, we were in breach of a covenant requiring a minimum consolidated tangible net worth, however, we were current on all required payments under the indenture.  During fiscal 2000, we requested a waiver of this breach from our debenture holders, and amendments to the indenture agreements, to replace the definition of consolidated tangible net worth in the indenture with a definition of consolidated net worth, and to increase the interest rate on the debentures.  In order for us to obtain the waiver and approval for the amendments, an affirmative vote from greater than 50% of the dollar value of the debentures outstanding was required.  We offered debenture holders a 150 basis point increase in the interest rate to an annual rate of 10.5%, effective as of September 15, 2000, contingent upon obtaining a majority affirmative vote.  Additionally, we offered each debenture holder a consent fee of $10 per bond, payable only upon obtaining his or her affirmative vote.  Subsequently, we obtained a waiver for the breach of the covenant as of January 28, 2000 and obtained required approval for the amendments.  Effective as of September 15, 2000, the interest rate on our subordinated convertible debentures increased to an annual rate of 10.5%.  We were in compliance with all of our financial covenants as required by the indenture at February 2, 2001.

             Long-term debt consisted of the following at:

	February 2, 2001	January 28, 2000
Convertible subordinated debentures due 2005	$4,000,000	$4,000,000
Term note payable in monthly installments of $8,612, including interest at 7.125% through May 2009. The note is secured by a first mortgage on our office headquarters	1,055,955	1,083,004
$2,300,000 subordinated notes payable to private placement holders called and payable upon presentment	100,000	100,000
Sub-total long-term debt	5,155,955	5,183,004
Capital lease obligations	1,391,897	1,980,365
Less: current maturities	601,943	715,517
Long-term debt	$5,945,909	$6,447,852

             Required principal payments on long-term debt over the next five years, excluding capital lease obligations and $100,000 of subordinated notes payable on demand, are:

Fiscal Year:
2001	$29,044
2002	31,182
2003	33,478
2004	35,942
2005	4,038,589
Thereafter	887,720

Total required principal payments	$5,055,955

(9)        Income Taxes

             The actual income tax rate differed from the amounts computed by the U.S. federal income tax rate of 34% to pretax net loss as a result of the following for the fiscal years ending:

	February 2, 2001	January 28, 2000	January 29, 1999
Computed “expected” tax benefit on losses, including tax benefit associated with change in accounting principle in fiscal 1999	$(247,935)	$(2,547,013)	$(287,067)

Reduction in income taxes resulting from state and local income taxes, net of federal income tax benefit	(25,850)	(514,840)	(48,548)
Other permanent differences	(21,215)	19,184	11,961
Total income tax benefit	$(295,000)	$(3,042,669)	$(323,654)

Effective tax rate	(40.5%)	(40.6%)	(38.3%)

The components of the income tax benefit were as follows for the fiscal years ending:
	February 2, 2001	January 28, 2000	January 29, 1999
Deferred:
Federal	$(269,150)	$(2,527,829)	$(275,106)
State	(25,850)	(514,840)	(48,548)
Total income tax benefit	$(295,000)	$(3,042,669)	$(323,654)

             The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at:

	February 2, 2001	January 28, 2000
Deferred tax asset/(liability):

Short-term deferred income taxes:
Inventories, principally due to additional costs inventoried for tax purposes	$249,800	$241,240
Other	--	19,976

Short-term deferred tax assets	$249,800	$261,216

Long-term deferred income taxes:
Net operating loss carryforwards	$3,274,350	$2,313,089
Reserve for store closings	526,066	1,248,429
Difference in timing of lease deductions	626,775	545,677
Cumulative effect of accounting change	46,552	72,337
Plant and equipment, principally due to differences in depreciation and capitalized interest	(897,454)	(898,346)
Software development expense	(92,821)	(104,134)

Net long-term deferred tax assets	$3,483,468	$3,177,052

             At February 2, 2001, we had a net operating loss carryforward for federal and state income tax purposes of approximately $14.5 million, available to offset future taxable income, if any, through fiscal 2020.

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

(10)      Equity Transactions

             The following equity transactions reflect the retroactive restatement of the Company’s one-for-three reverse stock split.  (See Note 15.)

             During fiscal 2000, we distributed, to shareholders of record on September 15, 2000, 0.108 rights for each share of common stock held on September 15, 2000.  Each whole right entitled its holder to purchase one-third share of our $.03 par value common stock at a subscription price of $3.75.  No fractional rights were issued and the rights were not transferable.  As a result of this offering, we sold approximately 332,000 shares of $.03 par value common stock and raised approximately $1.2 million of net proceeds, to be used for general working capital and corporate purposes.

             During fiscal 1998, we issued 23,583 shares of common stock in partial consideration for the purchase of four stores from a franchisee.

(11)      Stock Options

             We have a stock option plan (“the Plan”) pursuant to which we grant stock option awards in order to attract and retain employees and directors and to preserve cash resources.  Under this plan, 341,667 shares are available for issuance and 256,066 were outstanding as of February 2, 2001.  We also have a separate director stock option plan (“the Director Plan”) which permits up to 38,214 shares to be issued, of which 3,334 were outstanding as of February 2, 2001.  Under both plans, stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant.  All stock options have ten-year terms and vest ratably over three years from the date of grant.

             During fiscal 2000, the Compensation Committee of the Board of Directors approved the repricing to $6.00 per common share of 141,433 options, all of which were originally granted in excess of $6.00 per common share.  The repricing of these options creates in substance a modification.  Accordingly, these options will be treated as variable awards, and we will reflect changes in their value in the general and administrative expense line until the options are exercised or expire.  All exercise prices as disclosed in the footnotes have been restated to reflect the repricing of these options.

             During fiscal 1999, our shareholders approved an amendment to the Plan to increase the number of shares available for issuance from 175,000 to 341,667, to add non-employee directors, consultants and independent contractors to the class of persons eligible to receive awards under the Plan and to amend the provisions regarding the Board’s ability to amend the Plan without shareholder approval in certain circumstances.

             Details of the status of stock options as of February 2, 2001 are reflected in the tables below and reflect the retroactive application of our one-for-three reverse stock split, as approved by our Board of Directors on April 4, 2001, as if the reverse stock split had occurred on January 30, 1998.  (See Note 15.)

	Options
	Total Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding January 30, 1998	61,483	$6.00	61,483	$6.00
Options granted	75,917	6.00	50,611	6.00
Options outstanding January 29, 1999	137,400	6.00	112,094	6.00
Options granted	37,442	5.94	12,481	5.94
Options forfeited/canceled	(1,367)	6.00	(456)	6.00
Options outstanding January 28, 2000	173,475	6.00	124,119	6.00
Options granted	94,300	2.76	--	--
Options forfeited/canceled	(8,375)	5.88	--	--
Options outstanding February 2, 2001	259,400	$4.80	124,119	$6.00

Options exercisable at January 28, 2000 and January 29, 1999 were 65,829 and 20,494, respectively.
	Options
	Total Outstanding			Exercisable
Range of exercise price	Number of shares	Weighted- average remaining contractual life in years	Weighted- average exercise price	Number of shares	Weighted- average remaining contractual life in years	Weighted- average exercise price
$2.64-$4.29	93,667	9.2	$2.73	--	--	$--
$4.32-$6.00	165,733	7.6	6.00	124,119	7.4	6.00
	259,400	8.2	4.80	124,119	7.4	6.00

             The per share weighted-average fair value of options granted each year using the Black-Scholes option-pricing model was $1.14 at February 2, 2001, $2.13 at January 28, 2000 and $3.70 at January 29, 1999, using the following weighted-average assumptions for fiscal years:

	2000	1999	1998
Volatility	60%	60%	60%
Expected Divided Yield	0.0%	0.0%	0.0%
Risk Free Rate	5.0%	6.0%	5.5%
Expected Life (in years)	5.0	5.0	5.0

             If we had elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, our net loss would have increased to the pro forma amounts indicated below for the fiscal years ending:

	February 2, 2001	January 28, 2000	January 29, 1999
Net loss – as reported	$(434,222)	$(4,448,547)	$(520,660)
Net loss – pro forma	(673,222)	(4,621,547)	(649,660)

Basic and diluted net loss per common share – as reported	(0.27)	(2.88)	(0.34)
Basic and diluted net loss per common share – pro forma	(0.41)	(3.00)	(0.43)

(12)      Employee Benefits

             We have a retirement savings plan that includes a 401(k) feature.  The plan covers substantially all employees who are 21 years of age and have completed one year of service.  Employees become fully vested in the plan on a graduated scale over a six-year period.  The 401(k) feature allows for employees to elect salary deferrals for up to 15% of their compensation, but not in excess of certain limitations.  We match 25% of the first 4% of employee contributions to the plan.  Our contributions were approximately $54,000, $44,000 and $34,000 for fiscal years 2000, 1999 and 1998, respectively. We reserve the right to make a discretionary contribution each plan year, however we did not make any discretionary contributions in fiscal years 2000, 1999 or 1998.

             During fiscal 1999, we introduced an Employee Stock Purchase Plan, which allows eligible employees to purchase our stock at below-market prices through elected payroll deductions equal to between 2% and 15% of their compensation.  The plan allows participants to purchase shares of our stock on each offering date at the lower of 85% of the fair market value of one share of common stock on the offering date or on the termination date of the offering period.  Pursuant to this plan, during fiscal 2000, employees purchased approximately 8,400 shares of our common stock.  No stock had been purchased by employees under this plan prior to fiscal 2000.

(13)      Commitments

             During the second half of fiscal 2000, we entered into a multi-year partnership with a vendor to be the exclusive supplier for greeting cards for our Company-owned and franchise stores.  Accordingly, we have a contractual obligation for chain-wide purchases of $37.0 million of greeting cards and gift-wrap for our company-owned and franchise stores.  We estimate that these purchase commitments will be fulfilled over a five- to seven- year period.  Total chain-wide purchases in fiscal 2000 under this agreement were approximately $3.2 million.

(14)      Supplementary Financial Information (Unaudited)

     The following represents unaudited selected quarterly financial information for fiscal years 2000 and 1999:

($’s in 000’s, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2000	1999	2000	1999	2000	1999	2000	1999
Retail Sales	$19,423	$16,420	$23,221	$19,618	$22,367	$21,447	$23,779	$23,643

Gross Profit (a)	5,986	5,013	8,266	6,503	7,617	6,784	8,049	7,496

Net (loss) earnings (b)(c)(d)	(985)	(1,217)	879	101	2	(418)	(330)	(2,914)

Basic EPS (e)	$(0.64)	$(0.79)	$0.57	$0.07	$0.00	$(0.27)	$(0.18)	$(1.89)

Diluted EPS (e)	(0.64)	(0.79)	0.47	0.07	0.00	(0.27)	(0.18)	(1.89)

(a)	Gross profit is retail sales less cost of products sold and occupancy costs.
(b)	First quarter 1999 net loss includes a $109,000 cumulative effect of accounting change ($.07 per basic and diluted share, net of tax) related to the adoption of an accounting pronouncement.
(c)	Fourth quarter 1999 net loss includes a $4.0 million repositioning charge ($1.53 per basic and diluted share, net of tax) consisting of reserves for store closings and impairment charges on long-lived assets.

(d)	Second, third and fourth quarter 2000 net earnings (loss) include $530,000 ($.21 per basic and $.16 per diluted share, net of tax), $160,000 ($.06 per basic and diluted share, net of tax) and $280,000 ($.09 per basic and diluted share, net of tax), respectively, related to the recovery of store closing reserves.

(e)	Basic and Diluted EPS reflect the retroactive restatement of our one-for-three reverse stock split as approved by our Board of Directors on April 4, 2001.

(15)      Subsequent Event

             On April 4, 2001 our Board of Directors approved a one-for-three reverse stock split of our $.01 par value common and preferred stock for stockholders of record on April 16, 2001.  The reverse stock split reduced the number of shares of common stock previously issued and outstanding at February 2, 2001 of 5,647,779 to 1,882,593, subject to increase to eliminate fractional interests resulting from the reverse stock split.  No fractional shares of common stock were issued in connection with the reverse stock split.  The par value of our common and preferred stock correspondingly increased to $.03 per share.  The reverse stock split was effective as of the close of market on April 16, 2001, and our common stock began trading on a reverse split basis on April 17, 2001.  All share and per share data is presented to give effect to the retroactive application of the reverse stock split as if it occurred on January 30, 1998.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPER WAREHOUSE, INC.
Dated: April 26, 2001
By: /s/ Yale T. Dolginow
Yale T. Dolginow
Chairman, President and Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 26, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE
/s/ Yale T. Dolginow Yale T. Dolginow	Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ Arthur H. Cobb Arthur H. Cobb	Director

/s/ Diane C. Dolginow Diane C. Dolginow	Secretary and Director

/s/ Marvin W. Goldstein Marvin W. Goldstein	Director

/s/ Jeffery S. Halpern Jeffery S. Halpern	Director

/s/ Martin A. Mayer Martin A. Mayer	Director

/s/ Richard W. Perkins Richard W. Perkins	Director

/s/ Cheryl W. Newell Cheryl W. Newell	Vice President and Chief Financial Officer (principal financial officer)

/s/ Diana G. Purcel Diana G. Purcel	Vice President and Controller (principal accounting officer)

PAPER WAREHOUSE, INC. and SUBSIDIARIES

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended February 2, 2001
Item No.	Description of Item	Method of Filing
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
3.2	Amended and Restated By-laws	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
4.1	Indenture, dated July 20, 1999, between the Company and Norwest Bank Minnesota, N.A. relating to 9% Convertible Subordinated Debentures	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-79161)
4.2	Form of 9% Subordinated Debentures due September 15, 2005	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-79161)
10.1	1997 Stock Option and Compensation Plan	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
10.2	Directors’ Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
10.3	Corporation Tax Allocation and Indemnification Agreement entered into on September 26, 1997 between the Company and Yale T. Dolginow and Brent D. Schlosser	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
10.4	Employment Agreement between the Company and Yale T. Dolginow dated February 7, 1997	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
10.5	Employment Agreement between the Company and Brent D. Schlosser dated February 7, 1997	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
10.6	Amendment Number 1 to the Employment Agreement by and between the Company and Brent D. Schlosser dated September 26, 1997	Incorporated by reference to the Company's Form 10-K for fiscal year ended January 31, 1998 (File No. 0-23389)
10.7	Separation Agreement and General Release between Brent D. Schlosser and the Company dated December 2, 1999	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 28, 2000 File No. 000-23389)
10.8	Employment Agreement by and between the Company and Cheryl W. Newell dated July 14, 1997	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
10.9	1998 Employee Stock Purchase Plan	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 29, 1999 File No. 000-23389)
10.10	Amendment to 1997 Stock Option and Compensation Plan	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 28, 2000 File No. 000-23389)
10.11	Mortgage note dated April 8, 1999 between the Company and Fortis Insurance Company	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-79161)
10.12	Mortgage and Security Agreement between the Company and Fortis Insurance Company dated April 8, 1999	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-79161)
10.13	Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated June 7, 1999	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-79161)
10.14	First Amendment to Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated December 10, 1999	Incorporated by reference to the Company’s Form 10-Q for quarter ended October 29, 1999 (File No. 000-23389)
10.15	Second Amendment to Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated March 17, 2000	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 28, 2000 File No. 000-23389)
10.16	Third Amendment to Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated December 6, 2000	Filed herewith electronically
10.17	Fourth Amendment to Loan and Security Agreement between Fleet Retail Finance, Inc. and the Company dated April 17, 2001	Filed herewith electronically
10.18	Indemnification Agreement between Yale T. Dolginow and the Company dated March 21, 2000	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 28, 2000 File No. 000-23389)
10.19	First Supplemental Indenture between the Company and Norwest Bank, N. A. as trustee	Incorporated by reference to the Company’s Form 10-Q for quarter ended April 28, 2000 (File No. 000-23389)
10.20	Amendment to 1998 Employee Stock Purchase Plan	Incorporated by reference to the Company’s Form 10-Q for quarter ended April 28, 2000 (File No. 000-23389)
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith electronically
21	Subsidiaries of Company	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 28, 2000 File No. 000-23389)
23.1	Consent of Grant Thornton LLP	Filed herewith electronically
23.2	Consent of KPMG LLP	Filed herewith electronically