Form 10-Q
period 2001-04-29
PAPER WAREHOUSE INC
filed 2001-06-06
CIK 934509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2001

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to__________

Commission File No. 0-23389

________________

PAPER WAREHOUSE, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1612534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7630 Excelsior Boulevard
Minneapolis, Minnesota  55426
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (952) 936-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

On June 6, 2001, there were 1,882,593 shares of Common Stock, $.03 par value, of Paper Warehouse, Inc. outstanding.

PAPER WAREHOUSE, INC.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	May 4, 2001	February 2, 2001
ASSETS
Current assets:
Cash and cash equivalents	$607,690	$427,878
Merchandise inventories	18,335,493	18,150,433
Accounts receivable	1,136,941	1,168,209
Prepaid expenses and other current assets	1,171,424	862,957
Total current assets	21,251,548	20,609,477

Property and equipment, net	8,194,464	8,698,745
Deferred tax asset	3,483,468	3,483,468
Other assets, net	1,545,750	1,608,056
Total assets	$34,475,230	$34,399,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable – line of credit	$4,616,449	$6,867,583
Note payable to vendor	1,000,010	--
Current maturities of long-term debt	614,118	601,943
Accounts payable	7,627,398	6,324,741
Accrued liabilities	2,245,273	1,468,129
Current portion – reserve for store closings	305,780	437,565
Total current liabilities	16,409,028	15,699,961

Convertible subordinated debt	4,000,000	4,000,000
Other long-term debt, less current maturities	1,812,721	1,945,909
Reserve for store closings, less current portion	559,873	877,601
Deferred rent credits	1,711,247	1,464,477
Total liabilities	24,492,869	23,987,948

Commitments	--	--

Stockholders’ equity:
Serial preferred stock, $.03 par value; 3,333,333 shares authorized; none issued or outstanding	--	--
Common stock, $.03 par value; 13,333,333 shares authorized; 1,882,593 shares issued and outstanding	56,477	56,477
Additional paid-in capital	15,024,798	15,027,827
Accumulated deficit	(5,098,914)	(4,672,506)
Total stockholders’ equity	9,982,361	10,411,798

Total liabilities and stockholders’ equity	$34,475,230	$34,399,746

See accompanying notes to consolidated financial statements

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	May 4, 2001	April 28, 2000
Revenues:
Retail sales	$19,968,537	$19,423,086
Franchise related fees	388,205	314,676
Total revenues	20,356,742	19,737,762

Costs and expenses:
Costs of products sold and occupancy costs	13,249,721	13,437,240
Store operating expenses	4,948,757	4,999,285
General and administrative expenses	2,763,189	2,578,412
Repositioning credits	(230,000)	--
Total costs and expenses	20,731,667	21,014,937

Operating loss	(374,925)	(1,277,175)

Interest expense	(352,369)	(401,097)
Other income, net	18,817	48,560

Loss before income taxes	(708,477)	(1,629,712)

Income tax benefit	282,069	644,661

Net loss	$(426,408)	$(985,051)

Net Loss Per Common Share:

Basic and diluted net loss per common share	$(.23)	$(.64)

Weighted average shares outstanding	1,882,593	1,546,492

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 4, 2001	April 28, 2000
OPERATING ACTIVITIES:
Net loss	$(426,408)	$(985,051)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation and amortization	577,240	593,158
Repositioning credits	(230,000)	--
Gain on sale of property and equipment	--	(10,200)
Deferred taxes	(283,394)	(651,886)
Deferred rent credits	448,075	62,940
Other noncash items affecting earnings	54,475	49,524
Changes in operating assets and liabilities:
Merchandise inventories	(185,060)	(1,365,278)
Accounts receivable	31,268	(171,898)
Prepaid expenses and other current assets	(25,073)	(222,811)
Accounts payable	2,302,667	792,212
Accrued liabilities	575,839	(26,860)
Store closing reserves	(219,513)	(130,241)

Net cash provided by (used for) operations	2,620,116	(2,066,391)

INVESTING ACTIVITIES:
Purchases of property and equipment	(65,128)	(388,091)
Proceeds from sales of property and equipment	--	92,450

Net cash used for investing activities	(65,128)	(295,641)

FINANCING ACTIVITIES:
Net (payments on) proceeds from notes payable – line of credit	(2,251,134)	2,684,446
Net payments on other long-term debt	(7,069)	(6,584)
Payments on financing of property and equipment	(113,944)	(155,336)
Proceeds received from employee purchases of stock	--	15,019
Other	(3,029)	--

Net cash (used for) provided by financing activities	(2,375,176)	2,537,545

Net increase in cash and cash equivalents	179,812	175,513

Cash and cash equivalents, beginning of period	427,878	469,768

Cash and cash equivalents, end of period	$607,690	$645,281

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the period	$280,368	$308,198
Income taxes paid during the period	1,350	6,783

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

Reclassification of accounts payable to note payable to vendor	$1,000,010	$--

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)        Basis of Presentation

             We, (“Paper Warehouse, Inc.” or the “Company”), are a growing chain of retail stores, specializing in party supplies and paper goods.  We operate 98 Company-owned stores in ten states throughout the central and western regions of the United States under the names “Paper Warehouse” and “Party Universe” and operate a web site under the name “PartySmart.com.”  Additionally, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.

             We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations.  These unaudited financial statements represent the consolidated financial statements of Paper Warehouse, Inc., Paper Warehouse Franchising, Inc. and PartySmart.com, Inc. as of May 4, 2001 and February 2, 2001 and for the three month periods ended May 4, 2001 and April 28, 2000.  The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2000 Form  10-K as filed with the SEC.  The unaudited balance sheet as of February 2, 2001 has been derived from our audited financial statements as of that date.

             Due to the seasonality of our business, revenues and operating results for the three months ended May 4, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)        Net Earnings (Loss) Per Common Share

             Basic net earnings (loss) per common share (“EPS”) is computed as net earnings (loss) divided by the weighted average number of common shares outstanding during the periods.

             Diluted EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding during the period; increased to include assumed conversions of potentially dilutive shares outstanding into common shares, when dilutive.  Our potentially dilutive shares of common stock include stock options that have been granted to employees and outside directors, our outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of our convertible debenture offering.  We had $4.0 million of convertible subordinated debentures outstanding as of May 4, 2001 and April 28, 2000 that were not included in either computation of diluted EPS, as their inclusion, (approximately 444,000 shares) would have been antidilutive.  In addition, options to purchase approximately 256,300 and 262,400 shares of common stock were outstanding as of May 4, 2001 and April 28, 2000, respectively, but were excluded from the computation of common share equivalents because they were antidilutive.  Had we been profitable, we would have assumed conversions of stock options into approximately 5,900 common shares for the first quarter of fiscal 2000.  We would have assumed no conversions of stock options for the first quarter of fiscal 2001.

(3)        Financing Arrangements

             We have outstanding as of May 4, 2001, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 444,000 shares of our common stock.  The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  We were in compliance with all of our financial covenants as required by the indenture at May 4, 2001.

             We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in June 2002.  Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory.  As a result of the borrowing limitation primarily resulting from the levels of inventory, we often maximize the availability under our line during intra-month peaks and at certain times during the year.  On May 4, 2001 we had availability of approximately $8.3 million under this line, of which approximately $4.6 million was outstanding.

             The credit agreement contains covenants, which require us to maintain a certain level of availability and impose restrictions on our ability to pay dividends.  We were in compliance with all of our covenants as required by the credit facility at May 4, 2001.

(4)        Note payable to vendor

             In order to enhance our liquidity through the second half of fiscal 2001, we negotiated extended terms with several of our largest vendors.  The arrangements with our vendors resulted in the extended dating of approximately $3.0 million of trade payments.  The note payable to vendor of approximately $1.0 million as of May 4, 2001 represents the principal amount of the deferred trade payments for one of our vendors, on which we will also be paying interest.  All other deferred trade payments are non-interest bearing and are reflected in accounts payable as of May 4, 2001.  The note payable and all other deferred trade payments are expected to be repaid on a monthly basis, through December 1, 2001.

(5)        Reverse Stock Split

             On April 4, 2001 our Board of Directors approved a one-for-three reverse stock split of our $.01 par value common and preferred stock for stockholders of record on April 16, 2001.  The reverse stock split reduced the number of shares of common stock previously issued and outstanding at February 2, 2001 of 5,647,779 to 1,882,593, subject to increase to eliminate fractional interests resulting from the reverse stock split.  No fractional shares of common stock were issued in connection with the reverse stock split.  The par value of our common and preferred stock correspondingly increased to $.03 per share.  The reverse stock split was effective as of the close of market on April 16, 2001, and our common stock began trading on a reverse split basis on April 17, 2001.  All share and per share data is presented to give effect to the retroactive application of the reverse stock split.

(6)        Repositioning Credits – Reserve for Store Closings

             The reserve for store closings reflects reductions related to ongoing payments of rent, common area maintenance and real estate taxes on the stores that were closed, in addition to beneficial adjustments resulting from the subleasing of, and the termination of, leases on certain store locations.

             During the first quarter of fiscal 2001, we closed on an agreement to terminate the lease on the Colorado Springs, Colorado store location, which had been previously closed.  Accordingly, the reversal of $230,000 of the store closing reserves is reflected in our consolidated statement of operations for the three months ended May 4, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

             General and administrative expenses include corporate administrative expenses for Company-owned stores, district store staff and expenses relating to franchising, such as payroll, legal, travel and advertising.

RESULTS OF OPERATIONS

Net Loss and Net Loss Per Common Share

             We reported a net loss of approximately $426,000, or $.23 per share, for the first quarter ended May 4, 2001, compared to a net loss of approximately $985,000, or $.64 per share for the first quarter ended April 28, 2000.  The principal reason for our first quarter losses is the seasonality of our business, in which, first quarter is typically our weakest quarter.  The combination of first quarter’s relatively low sales volume with our expense structure usually results in a first-quarter loss.  EBITDA, (earnings before interest, taxes, depreciation and amortization), excluding any repositioning activity, for the first three months of fiscal 2001 of approximately ($8,900), compared favorably to an EBITDA of approximately ($635,000) for the comparable period in the prior year.

             The following table sets forth for the periods indicated, certain costs and expenses as a percentage of total revenues and retail sales:

	Three Months Ended
	May 4, 2001	April 28, 2000
Costs of products sold and occupancy costs:
as % of total revenues	65.1%	68.1%
as % of retail sales	66.4%	69.2%

Store operating expenses:
as % of total revenues	24.3%	25.3%
as % of retail sales	24.8%	25.7%

General and administrative expenses:
as % of total revenues	13.6%	13.1%
as % of retail sales	13.8%	13.3%

Number of Company-owned stores	98	101

Revenues

             Retail Sales.  Retail sales of $20.0 million for the first three months of fiscal 2001 increased $545,000, or 3%, over retail sales of $19.4 million for the first three months of fiscal 2000.  Sales from our Internet web site were not significant.  We did not open any new stores or close any existing stores during the first quarter ended May 4, 2001, and therefore our Company-owned store count remained at 98 at May 4, 2001, and compares to 101 at April 28, 2000.  Sales have been softer than expected, as first quarter 2001 comparable store sales increased 5.0% over the prior year comparable period.  This growth rate compares to a comparable store sales increase of 12.3% for the first fiscal quarter of 2000.

             Franchise Related Fees.  Franchise related fees for the first three months of fiscal 2001 of approximately $388,000 increased 23% over franchise related fees of approximately $315,000 for the comparable period in the prior year.  The year-over-year increase primarily reflects initial franchise fees collected for new franchise openings, in addition to increased royalties resulting from higher franchise store sales.  During the first fiscal quarter of 2001, we opened three franchise stores and closed one franchise store, bringing the total to 51 franchise stores at May 4, 2001 compared with 48 franchise stores at April 28, 2000.

Costs of Products Sold and Occupancy Costs

             Cost of products sold and occupancy costs totaled $13.2 million, or 66.4% of retail sales, for the first quarter ended May 4, 2001, as compared to $13.4 million, or 69.2% of retail sales, for the first quarter ended April 28, 2000.  Our product margins for the first three months of fiscal 2001 increased substantially over the prior year comparable period.  This increase in margin reflects our decision to move to full-priced greeting cards, a higher level of purchasing allowances, as negotiated with our vendors, and other selected price increases.  Occupancy costs were slightly favorable to the prior year due to the application of rent, real estate taxes and common area maintenance payments against the store closing reserve on stores that had closed.

Store Operating Expenses

             Store operating expenses for the first three months of fiscal 2001 of approximately $4.9 million, or 24.8% of retail sales, were essentially flat to prior year store operating expenses of approximately $5.0 million, or 25.7% of retail sales.  Although it has somewhat dissipated, we continue to realize higher wage rate pressure due to the tightness of labor markets.  These year-over-year increases in store labor, however, were favorably offset by reduced advertising costs.

General and Administrative Expenses

             General and administrative expenses for the first quarter of fiscal 2001 were approximately $2.8 million, or 13.6% of revenues, compared to general and administrative expenses of approximately $2.6 million, or 13.1% of revenues, for the first quarter of fiscal 2000.  The year-over year increase reflects certain one-time professional fees incurred for operational consulting, as well as expenses associated with a new operating lease for approximately 85 back-office computer systems related to our information systems initiatives.  Over the next twelve-months, we expect general and administrative expenses to remain relatively flat to prior year as we strive to contain these costs.

Interest Expense

             Interest expense, for the quarter ended May 4, 2001, of approximately $352,000, or 1.7% of total revenues, decreased approximately $49,000, from interest expense of approximately $401,000, or 2.0% of total revenues, for the first quarter ended April 28, 2000.  The decrease from prior year primarily reflects a lower level of borrowings on our revolving credit facility, stemming from our ability to defer approximately $3.0 million in trade payments with some of our largest vendors.  For the remainder of fiscal 2001, we expect interest expense to remain flat to slightly favorable to the prior year, reflecting recent reductions in the prime rate that are essentially offset by the annualization of the 10.5% coupon on our subordinated debentures which had increased from a previous coupon of 9.0% effective September 15, 2000.

Income Tax Benefit

             The Company’s estimated annual effective income tax rate is 40% for the first quarter of fiscal 2001, unchanged from the first quarter of fiscal 2000 estimated annual rate.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

             Our primary capital requirements are for ongoing operations, consisting of investments in our inventory, in addition to capital requirements necessary to support the continued growth of our information systems infrastructure and to a lesser degree, our store base.  Our primary sources of cash for ongoing operations have been:

             •            borrowings under our revolving line of credit

             •            proceeds from financings such as our shareholder rights offering, our public sale of convertible subordinated debt, the refinancing of our mortgage and our initial public offering

             •            payment terms from vendors, including extensions of those terms

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

             •            quarterly fluctuations in revenues and operating income

             •            timing of seasonal purchases

             •            timing of new store openings, remodels and/or relocations

             •            intra-month cash needs for payment of rent, payroll and other operational payables

             As a result of a disappointing fiscal 2000 fourth quarter, in which sales were below expectations, we did not generate the cash cushion we expected, or that is required, for us to fund our operations into the second quarter of fiscal 2001.  In order to provide the liquidity we need for operations, we negotiated extended terms with several of our largest vendors.  The arrangements with our vendors resulted in the extended dating of approximately $3.0 million of trade payments, expected to be paid on a monthly basis, through December 1, 2001.  In addition, we were able to extend approximately $500,000 of rent payments into the second half of fiscal 2001 or beyond.  We may not be able to defer any additional payments.

             Our liquidity as measured by our working capital, was $4.8 million at May 4, 2001 and was $4.9 million at February 2, 2001.  The Company’s current ratio was 1.3 to 1.0 at May 4, 2001 and at February 2, 2001.

             Net cash provided by operations totaled approximately $2.6 million for the first quarter of 2001 compared to net cash used for operations of approximately $2.1 million for the same period in 2000.  The increase in cash flows from operations primarily reflects the extended dating that we have received from several of our vendors and landlords, in addition to a concerted effort to keep inventory levels relatively flat.  We continue to strive, when possible, to take advantage of vendor cash discounts that are offered.

             Net cash used for investing activities was approximately $65,000 for the first quarter ended May 4, 2001, consisting entirely of capital expenditures.  In comparison, net cash used for investing activities was approximately $296,000 for the first quarter ended April 28, 2000, reflecting capital expenditures of approximately $388,000, partially offset by $92,000 received as proceeds from the sales of various property and equipment.

             We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies. We anticipate that we may spend an aggregate $1.2 million on capital expenditures during fiscal 2001.  These capital expenditures are expected to be for two new store openings, fixturing, remodeling or relocating existing stores, and continuing investments in information systems.  We seek to lease sites, of approximately 8,500 square feet, for our Company-owned stores rather than own real estate.  If the number of stores we plan to open, relocate or remodel increases or decreases, this estimate may change accordingly.  Our plans may also vary based upon the availability of suitable locations and the availability of acceptable terms.  It is our intention to finance new store fixtures and equipment with long-term leases, assuming availability and reasonable terms.  We may additionally seek to acquire existing stores from franchisees.  At present, we have no agreement to acquire any franchise store.

             Net cash used for financing activities was approximately $2.4 million for the first fiscal quarter of 2001 compared to net cash provided by financing activities of approximately $2.5 million for the first fiscal quarter of 2000.  The year-over-year use of cash primarily reflects an improved ability to pay down our revolving line of credit, resulting from the extended dating on trade payables and rent, as negotiated with several of our vendors and landlords.

Financing

             We have outstanding as of May 4, 2001, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 444,000 shares of our common stock.  The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  We were in compliance with all of our financial covenants as required by the indenture at May 4, 2001.

             We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in June 2002.  Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the borrowing limitation primarily resulting from the levels of inventory, we often maximize the availability under our line during intra-month peaks and at certain times during the year.  On May 4, 2001 we had availability of approximately $8.3 million under this line, of which approximately $4.6 million was outstanding.

             The credit agreement contains covenants, which require us to maintain a certain level of availability and impose restrictions on our ability to pay dividends.  We were in compliance with all of our covenants as required by the credit facility at May 4, 2001.

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

             NASDAQ SmallCap Listing

             On February 1, 2001, the NASDAQ Stock Market notified us that we were not in compliance with one of its SmallCap maintenance standards, requiring that we maintain at least a $1.00 minimum bid price, and gave us until May 2, 2001 to comply with the standard.  On April 4, 2001 our Board of Directors approved a one-for-three reverse split of our common stock, which was proposed in order to meet the NASDAQ SmallCap market’s maintenance standard of at least a $1.00 per share minimum bid price.  Accordingly, our stock began trading on a reverse split basis on April 17, 2001.  On May 3, 2001, the NASDAQ Stock Market notified us that our stock had maintained the $1.00 minimum bid price for at least 10 consecutive days, and our common stock would continue to be listed on the NASDAQ SmallCap Market exchange.  There can be no assurance that we will be able to satisfy the NASDAQ SmallCap Market's maintenance requirements on a continuing basis.

          Inflation

             We believe that inflation has not had a material impact upon our historical operating results, and do not expect it to have such an impact in the future.  There can be no assurance that our business will not be affected by inflation in the future.  We could be negatively impacted by substantial cost increases for raw materials such as paper, petroleum and cardboard, as significant cost increases in these areas could have a material impact on our costs of products in future periods.  In addition, continued increases in fuel costs could have a negative impact on utility costs and freight costs for our Company-owned stores.

             Forward-Looking Information

             Certain statements contained in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors may include, among others, those factors listed in our 2000 Form 10-K and our other filings with the Securities and Exchange Commission.

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

Part II.  Other Information

Item 6.              Exhibits and Reports on Form 8-K

a.          Exhibits:

             Exhibit 3.1 – Amendment to Articles of Incorporation

             Exhibit 12 – Computation re: Ratio of Earnings to Fixed Charges

b.          Reports on Form 8-K:

             Filed during the quarter for which this report is filed:

             Form 8-K dated April 6, 2001 reporting that a press release was made publicly available announcing the
             Company’s one-for-three reverse split of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPER WAREHOUSE, INC.
Date: June 6, 2001
By: /s/ Yale T. Dolginow
Name: Yale T. Dolginow
Title: President and Chief Executive Officer

By: /s/ Cheryl W. Newell
Name: Cheryl W. Newell
Title: Chief Financial Officer
(Principal Financial Officer)

By: /s/ Diana G. Purcel
Name: Diana G. Purcel
Title: Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Location

3.1	Amendment to Articles of	Filed herewith
	Incorporation	electronically

12	Ratio of Earnings to	Filed herewith
	Fixed Charges	electronically