Form 10-Q
period 2001-07-31
PAPER WAREHOUSE INC
filed 2001-09-14
CIK 934509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2001

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
YES ☒  NO ☐

On September 14, 2001, there were 1,886,192 shares of Common Stock, $.03 par value, of Paper Warehouse, Inc. outstanding.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	August 3, 2001	February 2, 2001

ASSETS

Current assets:
Cash and cash equivalents	$550,263	$427,878
Merchandise inventories	18,985,156	18,150,433
Accounts receivable	684,948	1,168,209
Prepaid expenses and other current assets	1,823,068	862,957

Total current assets	22,043,435	20,609,477

Property and equipment, net	7,953,571	8,698,745
Deferred tax asset	3,483,468	3,483,468
Other assets, net	1,491,866	1,608,056

Total assets	$34,972,340	$34,399,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable – line of credit	$5,874,569	$6,867,583
Note payable to vendor	583,363	---
Current maturities of long-term debt	626,595	601,943
Accounts payable	8,421,631	6,324,741
Accrued liabilities	1,605,981	1,468,129
Current portion – reserve for store closings	223,071	437,565

Total current liabilities	17,335,210	15,699,961

Convertible subordinated debt	4,000,000	4,000,000
Other long-term debt, less current maturities	1,676,298	1,945,909
Reserve for store closings, less current portion	528,230	877,601
Deferred rent credits	1,727,301	1,464,477

Total liabilities	25,267,039	23,987,948

Commitments	---	---

Stockholders’ equity:
Serial preferred stock, $.03 par value; 3,333,333 shares authorized; none issued or outstanding	---	---
Common stock, $.03 par value; 13,333,333 shares authorized; 1,886,192 and 1,882,593 shares issued and outstanding	56,585	56,477
Additional paid-in capital	15,010,253	15,027,827
Accumulated deficit	(5,361,537)	(4,672,506)

Total stockholders’ equity	9,705,301	10,411,798

Total liabilities and stockholders’ equity	$34,972,340	$34,399,746

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	August 3, 2001	July 28, 2000	August 3, 2001	July 28, 2000

Revenues:
Retail sales	$21,780,215	$23,220,665	$41,744,232	$42,643,751
Franchise related fees	365,375	371,781	753,580	686,457

Total revenues	22,145,590	23,592,446	42,497,812	43,330,208

Costs and expenses:
Costs of products sold and occupancy costs	14,360,003	14,954,528	27,609,724	28,391,768
Store operating expenses	5,289,454	5,058,707	10,238,211	10,057,992
General and administrative expenses	2,664,940	2,443,922	5,423,609	5,022,334
Repositioning credits	---	(530,000)	(230,000)	(530,000)

Total costs and expenses	22,314,397	21,927,157	43,041,544	42,942,094

Operating (loss) income	(168,807)	1,665,289	(543,732)	388,114

Interest expense	(323,638)	(426,207)	(676,007)	(827,304)
Other income, net	56,132	227,960	74,949	276,520

(Loss) income before income taxes	(436,313)	1,467,042	(1,144,790)	(162,670)

Income tax benefit (expense)	173,690	(588,143)	455,759	56,518

Net (loss) income	$(262,623)	$878,899	$(689,031)	$(106,152)

Net (Loss) Income Per Common Share:

Basic net (loss) income per common share	$(.14)	$.57	$(.37)	$(.07)

Diluted net (loss) income per common share	$(.14)	$.44	$(.37)	$(.07)

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	August 3, 2001	July 28, 2000

OPERATING ACTIVITIES:
Net loss	$(689,031)	$(106,152)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation and amortization	1,167,101	1,186,813
Repositioning credits	(230,000)	(530,000)
Gains on sales of property and equipment	---	(10,200)
Deferred taxes	(457,917)	(65,068)
Deferred rent credits	416,751	117,205
Other noncash items affecting earnings	130,528	112,514
Changes in operating assets and liabilities:
Merchandise inventories	(834,723)	(123,581)
Accounts receivable	483,261	(285,875)
Prepaid expenses and other current assets	(502,194)	(28,305)
Accounts payable	2,680,253	(1,623,354)
Accrued liabilities	(16,075)	78,917

Reserve for store closing	(333,865)	(366,462)

Net cash provided by (used for) operations	1,814,089	(1,643,548)

INVESTING ACTIVITIES:
Purchases of property and equipment	(406,265)	(637,968)
Proceeds from sales of property and equipment	---	92,450

Net cash used for investing activities	(406,265)	(545,518)

FINANCING ACTIVITIES:
Net (payments on) proceeds from notes payable – line of credit	(993,014)	2,523,724
Net payments on other long-term debt	(14,264)	(13,285)
Payment of debt issuance costs	(30,000)	(33,580)
Payments on financing of property and equipment	(230,695)	(314,393)
Proceeds received from employee purchases of stock	3,899	15,019
Other	(21,365)	---

Net cash (used for) provided by financing activities	(1,285,439)	2,177,485

Net increase (decrease) in cash and cash equivalents	122,385	(11,581)

Cash and cash equivalents, beginning of period	427,878	469,768

Cash and cash equivalents, end of period	$550,263	$458,187

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the period	$540,380	$672,239
Income taxes paid during the period	2,600	8,108

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

Reclassification of accounts payable to note payable to vendor	$583,363	$ ---

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)        Basis of Presentation

             We, (“Paper Warehouse, Inc.” or the “Company”), are a growing chain of retail stores, specializing in party supplies and paper goods.  We operate 99 Company-owned stores in ten states throughout the central and western regions of the United States under the names “Paper Warehouse” and “Party Universe” and operate a web site under the name “PartySmart.com.”  Additionally, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.

             We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations.  These unaudited financial statements represent the consolidated financial statements of Paper Warehouse, Inc., Paper Warehouse Franchising, Inc. and PartySmart.com, Inc. as of August 3, 2001 and February 2, 2001 and for the three and six month periods ended August 3, 2001 and July 28, 2000.  The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2000 Form 10-K as filed with the SEC.  The unaudited balance sheet as of February 2, 2001 has been derived from our audited financial statements as of that date.

             Due to the seasonality of our business, revenues and operating results for the three and six months ended August 3, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)        Net Earnings (Loss) Per Common Share

             Basic net earnings (loss) per common share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding during the periods.

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

             We had $4.0 million of convertible subordinated debentures outstanding as of August 3, 2001 and July 28, 2000 that were not included in the computation of diluted EPS for the three and six month periods ended August 3, 2001 or the six month period ended July 28, 2000, as their inclusion (approximately 444,000 shares) would have been antidilutive.  In addition, options to purchase approximately 256,300 shares of common stock were outstanding as of August 3, 2001 but were excluded from the computation of common share equivalents for the three and six month periods ended August 3, 2001 because they were antidilutive.  Options to purchase approximately 262,500 shares of common stock were outstanding as of July 28, 2000 but were excluded from the computation of common share equivalents for the six month period ended July 28, 2000 because they were antidilutive.
             Had we not incurred losses in these periods, for the three and six month periods ended August 3, 2001, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 common shares and we would have assumed no conversions of stock options.  For the first six months of fiscal 2000, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 common shares and conversions of stock options into approximately 24,000 common shares.

             The components of basic and diluted EPS for the three and six-month periods ended August 3, 2001 and July 28, 2000 are as follows:

	Three Months Ended		Six Months Ended

Basic and diluted EPS:	August 3, 2001	July 28, 2000	August 3, 2001	July 28, 2000

Basic EPS:
Net (loss) income	$(262,623)	$878,899	$(689,031)	$(106,152)

Weighted average shares outstanding	1,882,832	1,546,492	1,882,748	1,546,446

Basic EPS	$(.14)	$.57	$(.37)	$(.07)

Diluted EPS:
Net (loss) income	$(262,623)	$878,899	$(689,031)	$(106,152)
Impact of assumed conversions	---	54,000	---	---

Net (loss) income	$(262,623)	$932,899	$(689,031)	$(106,152)

Weighted average shares outstanding	1,882,832	1,546,492	1,882,748	1,546,446
Assumed conversions of:
Stock options	---	12,661	---	---
Convertible subordinated debentures	---	444,445	---	---

Adjusted weighted average shares outstanding	1,882,832	2,003,598	1,882,748	1,546,446

Diluted EPS	$(.14)	$.47	$(.37)	$(.07)

(3)        Financing Arrangements

             We have outstanding as of August 3, 2001, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 444,000 shares of our common stock.  The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  We were in compliance with all of our financial covenants as required by the indenture at August 3, 2001.

             As of August 3, 2001, we had a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that was set to expire in June 2002.  Borrowings outstanding under this line of credit bore interest at the prime rate and were secured by substantially all of our assets.  Advances under this credit line were limited to a fixed percentage of certain assets, primarily inventory.  As a result of the borrowing limitation, primarily resulting from the levels of inventory, we often maximized the availability under this line during intra-month peaks and at certain times during the year.  On August 3, 2001, we had availability of approximately $8.7 million under this line, of which approximately $5.9 million was outstanding.

             The credit agreement contained covenants, which required us to maintain a certain level of availability and imposed restrictions on our ability to pay dividends.  We were in compliance with all of our covenants as required by the credit facility at August 3, 2001.

             On September 7, 2001, we closed on a three-year $15.0 million revolving credit facility with Wells Fargo Retail Finance that replaces our previous facility.  This new facility will bear interest at the prime rate and will be secured by substantially all of our assets.  Advances under this credit line will be limited to a fixed percentage of certain assets, primarily inventory.  As of September 13, 2001, we had availability of approximately $12.4 million under this new facility, of which approximately $8.3 million was outstanding.

(4)        Note payable to vendor

             In order to enhance our liquidity through the second half of fiscal 2001, we negotiated extended terms with several of our largest vendors.  The arrangements with our vendors resulted in the extended dating of approximately $3.0 million of trade payments.  The note payable to vendor of approximately $580,000 as of August 3, 2001 represents the principal amount of the deferred trade payments for one of our vendors, on which we are also paying interest.  All other deferred trade payments are non-interest bearing and are reflected in accounts payable as of August 3, 2001.  The note payable and all other deferred trade payments are expected to be repaid on a monthly basis, through December 1, 2001.

(5)        Common Stock  Transactions

             On April 4, 2001 our Board of Directors approved a one-for-three reverse stock split of our $.01 par value common and preferred stock for stockholders of record on April 16, 2001.  The reverse stock split reduced the number of shares of common stock previously issued and outstanding at February 2, 2001 of 5,647,779 to 1,882,593, subsequently increased to eliminate fractional interests resulting from the reverse stock split.  No fractional shares of common stock were issued in connection with the reverse stock split.  The par value of our common and preferred stock correspondingly increased to $.03 per share.  The reverse stock split was effective as of the close of market on April 16, 2001, and our common stock began trading on a reverse split basis on April 17, 2001.  All share and per share data is presented to give effect to the retroactive application of the reverse stock split.

(6)        Repositioning credits – Reserve for Store Closings

             The reserve for store closings reflects reductions related to ongoing payments of rent, common area maintenance and real estate taxes on stores that were closed, in addition to beneficial adjustments resulting from the subleasing or termination of leases on certain store locations.

             During the first quarter of fiscal 2001, we terminated the lease on the Colorado Springs, Colorado store location, which had been previously closed.  Accordingly, a reversal of $230,000 of the store closing reserves related to this location is reflected in our consolidated statement of operations for the six months ended August 3, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
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

RESULTS OF OPERATIONS

Net (Loss) Income and Net (Loss) Income Per Common Share

             We reported a net loss of approximately $263,000, or $.14 per share on a diluted basis, for the second quarter ended August 3, 2001, compared to net income of approximately $879,000, or $.44 per share on a diluted basis, for the second quarter of fiscal 2000.  We reported a net loss of $689,000, or $.37 per share year-to-date, compared to a net loss of approximately $106,000, or $.07 per share for the prior-year comparable period.  EBITDA, (earnings before interest, taxes, depreciation and amortization), excluding any repositioning activity, was approximately $468,000 for the first six months of fiscal 2001 and compares to an EBITDA of approximately $1.3 million for the same period in the prior year.  The decline in EBITDA year-over-year reflects lower-than-expected sales for the second quarter.  Although our fiscal 2001 graduation sales were favorable to fiscal 2000’s graduation season, sales for our everyday product categories remain soft.

             The following table sets forth for the periods indicated, certain costs and expenses as a percentage of total revenues and retail sales:

	Three Months Ended		Six Months Ended

	August 3, 2001	July 28, 2000	August 3, 2001	July 28, 2000

Costs of products sold and occupancy costs:
as % of total revenues	64.8%	63.4%	65.0%	65.5%
as % of retail sales	65.9%	64.4%	66.1%	66.6%

Store operating expenses:
as % of total revenues	23.9%	21.4%	24.1%	23.2%
as % of retail sales	24.3%	21.8%	24.5%	23.6%

General and administrative expenses:
as % of total revenues	12.0%	10.4%	12.8%	11.6%
as % of retail sales	12.2%	10.5%	13.0%	11.8%

Number of Company-owned stores	99	99	99	99

Revenues

             Retail Sales.  Retail sales of approximately $21.8 million for the second quarter of fiscal 2001 decreased $1.4 million, or 6%, from retail sales of approximately $23.2 million for the comparable period in the prior year.  On a year-to-date basis, retail sales of approximately $41.7 million decreased $900,000, or 2%, from retail sales of approximately $42.6 million for the first six months of fiscal 2000.  Sales from our Internet web site were not significant.  Similar to other retailers, sales have been disappointing.  While our fiscal 2001 seasonal events have performed well, our everyday product categories have been performing below prior year levels.  We opened one new store during the second quarter ended August 3, 2001, resulting in a Company-owned store count of 99 as of August 3, 2001, which was flat as compared to the store count at July 28, 2000.  Second quarter 2001 comparable store sales decreased 5.4%, while six-month comparable store sales were essentially flat.  These growth rates compare to comparable store sales increases of 14.5% and 13.5% for the second quarter and first six months of fiscal 2000.

             Franchise Related Fees.  Franchise related fees for the second quarter of fiscal 2001 of approximately $365,000 decreased 2% from franchise related fees of approximately $372,000 for the comparable period in the prior year, primarily due to the slowed economy.  For the six-month period ended August 3, 2001, franchise related fees of approximately $754,000 increased 10% over franchise related fees of approximately $686,000 for the prior year comparable period. The year-over-year increase for the six-month period primarily reflects increased royalties resulting from higher franchise store sales.  During the second fiscal quarter of 2001, two franchise stores opened, bringing the total of franchise stores to 53 at August 3, 2001 compared with 47 franchise stores at the end of the second quarter of fiscal 2000.

Costs of Products Sold and Occupancy Costs

             Cost of products sold and occupancy costs totaled approximately $14.4 million or 65.9% of retail sales for the second quarter ended August 3, 2001, as compared to approximately $15.0 million or 64.4% of retail sales for the second quarter ended July 28, 2000.  Cost of products sold and occupancy costs totaled approximately $27.6 million or 66.1% of retail sales for the six month period ended August 3, 2001, as compared to approximately $28.4 million or 66.6% of retail sales for the comparable period in the prior year.  Our gross margin dollars were unfavorable to the prior year for both the quarter and year-to-date periods primarily due to the shortfall in sales.  Our product margin percentage for the second quarter of fiscal 2001 decreased from the product margin percentage for the second quarter of fiscal 2000.  This decline reflects additional markdowns that were taken on seasonal merchandise.  These markdowns were implemented in order to reduce carryover merchandise and remove older items from our assortment to better position us for the upcoming seasonal events.  The decline in second quarter’s percentage also reflects the addition of an advertising flyer during the quarter in an effort to increase traffic in our stores.  The flyer was highly promotional, and many of the items contained in the flyer were priced aggressively.  Our product margin percentage for the first six months of fiscal 2001 was slightly favorable to the product margin percentage for the comparable period in the prior year, as the reduction in margin from the second quarter was offset by favorability stemming from our decision to move to full-priced greeting cards, a higher level of purchasing allowances, as negotiated with our vendors, and other selected price increases.  Occupancy costs were essentially flat to the prior year for both the quarter and year-to-date periods.

Store Operating Expenses

             Store operating expenses for the second quarter of fiscal 2001 were approximately $5.3 million or 24.3% of retail sales, as compared to approximately $5.1 million or 21.8% of retail sales for the comparable period in the prior year.  On a year-to-date basis, store operating expenses were approximately $10.2 million or 24.5% of retail sales during fiscal 2001, compared to approximately $10.1 million or 23.6% of retail sales during fiscal 2000.  Store operating expense dollars were somewhat unfavorable year-over-year, and we lost significant sales leverage during the second quarter due to the softness of sales. Although the impact has somewhat dissipated, we continue to realize wage rate pressure due to the tightness of labor markets.  The year-over-year increase in store operating expense reflects higher store payroll costs partially offset by savings in net advertising expense.  We do not anticipate the savings in advertising to continue for the remainder of the year due to the recent re-introduction of a Halloween poster flyer that was not promoted in the prior year.

General and Administrative Expenses

             General and administrative expenses for the second quarter of fiscal 2001 were approximately $2.7 million, or 12.0% of revenues, compared to general and administrative expenses of approximately $2.4 million, or 10.4% of revenues for the second quarter of fiscal 2000.  General and administrative expenses were approximately $5.4 million, or 12.8% of revenues for the first six months of fiscal 2001, compared to general and administrative expenses of approximately $5.0 million, or 11.6% of revenues for the comparable period in the prior year.  The year-over-year increase in general and administrative expense dollars primarily reflects certain one-time professional fees incurred for operational consulting, as well as expenses associated with a new operating lease for approximately 85 back-office computer systems related to our information systems initiatives.  Due to poor sales results, we lost significant sales leverage of these costs during both the quarter and the six-month periods. We remain focused on the containment of these costs, and for the remainder of the year, will strive to keep general and administrative costs flat to the prior year.

Interest Expense

             Interest expense for the quarter ended August 3, 2001 of approximately $324,000, or 1.5% of total revenues, decreased approximately $103,000, from interest expense for the quarter ended July 28, 2000.  On a year-to-date basis, interest expense of approximately $676,000 for fiscal 2001, or 1.6% of total revenues, decreased approximately $151,000 from interest expense for the first six months in the prior year. The decrease from prior year primarily reflects a lower level of borrowings on our revolving credit facility, stemming from our ability to defer approximately $3.0 million in trade payments with some of our largest vendors.  The decrease in interest expense also reflects substantial reductions in the prime rate.  For the remainder of fiscal 2001, we expect interest expense to remain relatively flat as compared to the prior year.  Increased levels of borrowing under our new line of credit, along with the anticipated write-off of deferred financing costs associated with our prior line of credit, are expected to be partially offset by continued favorability in the prime rate.

Income Tax Benefit

             Our estimated annual effective income tax rate for the second quarter and first six months of fiscal 2001 is 40%, unchanged from the estimated annual rate used in the prior year comparable periods.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

             Our fundamental capital requirements are for ongoing operations, consisting principally of investments in our inventory, in addition to capital requirements necessary to support the continued growth of our information systems infrastructure and our store base.  Our primary sources of liquidity have been:

             •            borrowings under our revolving line of credit

             •            proceeds from financings such as our initial public offering and our public sale of convertible subordinated debt

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

             •            quarterly fluctuations in revenues and operating income

             •            timing of seasonal purchases

             •            timing of new store openings, remodels and/or relocations

             •            intra-month cash needs for payment of rent, payroll and other operational payables

             Our liquidity as measured by our working capital, was $4.7 million at August 3, 2001 and was $4.9 million at February 2, 2001.  Our current ratio was 1.3 to 1.0 at August 3, 2001 and at February 2, 2001.

             Merchandise inventories at August 3, 2001 increased approximately $835,000, or 5%, over merchandise inventories at the end of fiscal 2000, primarily reflecting the receipt of Halloween inventory.  Over the next couple of months we should continue to see an increase in inventory levels due to upcoming seasonal events.

             Net cash provided by operations totaled approximately $1.8 million for the six month period ended August 3, 2001, compared to net cash used for operations of approximately $1.6 million for the same period in fiscal 2000.  The increase in cash flows from operations primarily reflects the extended dating that we have received from several of our vendors and landlords, in addition to a concerted effort to keep every-day inventory levels relatively flat.  We continue to strive, when possible, to take advantage of vendor cash discounts.

             Net cash used for investing activities was approximately $406,000 for the first six months of fiscal 2001, primarily reflecting capital expenditures related to opening, relocating and remodeling Company-owned stores and upgrading our information systems. The net cash used for investing activities for the first six months of fiscal 2000 was approximately $546,000, consisting entirely of net capital expenditures.

             We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies.  For the remainder of fiscal 2001, we anticipate that we will spend an aggregate $800,000 on capital expenditures.  These capital expenditures will be for fixtures or remodeling existing stores, and continuing investments in information systems.

             Net cash used for financing activities was approximately $1.3 million for the first six months of 2001 compared to net cash provided by financing activities of approximately $2.2 million for the first six months of fiscal 2000. The year-over-year use of cash primarily reflects an improved ability to pay down our revolving line of credit, resulting from the extended dating on trade payables and rent, as negotiated with several of our vendors and landlords.

Financing

             We have outstanding as of August 3, 2001, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 444,000 shares of our common stock.  The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  We were in compliance with all of our financial covenants as required by the indenture at August 3, 2001.

             We had a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that was set to expire in June 2002.  Borrowings outstanding under this line of credit bore interest at the prime rate and were secured by substantially all of our assets.  Advances under this credit line were limited to a fixed percentage of certain assets, primarily inventory.  As a result of the borrowing limitation, primarily resulting from the levels of inventory, we often maximized the availability under this line during intra-month peaks and at certain times during the year.  On August 3, 2001, we had availability of approximately $8.7 million under this line, of which approximately $5.9 million was outstanding.

             The credit agreement contained covenants, which required us to maintain a certain level of availability and imposed restrictions on our ability to pay dividends.  We were in compliance with all of our covenants as required by the credit facility at August 3, 2001.

             On September 7, 2001, we closed on a three-year $15.0 million revolving credit facility with Wells Fargo Retail Finance that replaces our previous facility.  This new facility will bear interest at the prime rate and will be secured by substantially all of our assets.  Advances under this credit line will be limited to a fixed percentage of certain assets, primarily inventory.  As of September 13, 2001, we had availability of approximately $12.4 million under this new facility, of which approximately $8.3 million was outstanding.

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

             •            our shareholder rights offering that took place during fiscal 2000

             •            scaling back PartySmart.com, our Internet website venture

             •            selective price increases and other various pricing strategy changes

             •            seeking alternative sources for the financing of fixtures and equipment

             We believe that our financial resources, including our new credit agreement, our anticipated cash flows from operations and the generation of additional working capital as described above, will be adequate to meet our cash needs over the next twelve months.

NASDAQ SmallCap Listing

             On August 29, 2001, the NASDAQ Stock Market notified us that we were not in compliance with one of its SmallCap maintenance standards, requiring that we maintain a minimum market value of public float, and gave us until November 27, 2001 to comply with the standard.  In order to comply, our common stock must trade above $1.49 for at least 10 consecutive trading days prior to November 27, 2001.  If we do not satisfy this maintenance requirement before November 27, 2001, NASDAQ could delist our common stock as early as the opening of business on November 28, 2001.  If we do not satisfy the maintenance requirement before November 27, 2001, we may decide to apply for quotation on the NASDAQ Bulletin Board, or any other organized market on which our shares may be eligible for trading, or we may decide to appeal the decision by NASDAQ to delist our common stock.  There can be no assurance that we will be able to satisfy the NASDAQ SmallCap Market’s maintenance requirements on a continuing basis.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

             In addition to other sources of liquidity, we have utilized a combination of fixed rate and floating rate debt to fund our operations, capital expenditures and the growth in our Company-owned stores and our Internet business.  As a result of our floating rate debt, we are exposed to market risk from changes in interest rates.  There have been recent decreases in the prime rate, which we do not consider to be material to our financial position, results of operations or cash flows.  We do not utilize any derivative financial instruments or engage in any other hedging activities.

Part II.  Other Information

Item 4.              Submission of Matters to a Vote of Security Holders

a.	The Company held its annual meeting of shareholders on June 12, 2001. Pursuant to Regulation 14 of the Securities Act of 1934, proxies for such meeting were solicited. The following matters were voted on at the meeting:

b.	(1)	To elect the following individuals to serve as members of the Company’s Board of Directors until the Annual Meeting of Shareholders in the year 2002:

	Votes For	Votes Withheld

Yale T. Dolginow	1,680,329	20,688
Arthur H. Cobb	1,667,135	33,882
Diane C. Dolginow	1,657,916	43,101
Marvin W. Goldstein	1,667,010	34,007
Jeffrey S. Halpern	1,667,510	33,507
Martin A. Mayer	1,689,923	11,094
Richard W. Perkins	1,680,662	20,355

		Votes For	Votes Against	Votes Abstained	Broker Non-vote

(2)	To amend the 1997 stock option and compensation plan to (A) increase the number of shares reserved for issuance to 666,667 shares and (B) add participants who own more than 10% of the company’s common stock to the class of participants eligible to receive incentive stock options:	974,785	54,298	23,777	648,157

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit 10.1 – Amended and Restated 1997 Stock Option and Compensation Plan

Exhibit 12 – Computation re: Ratio of Earnings to Fixed Charges

b.	Reports on Form 8-K:

The Registrant did not file any reports on Form 8-K during the quarter ended August 3, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPER WAREHOUSE, INC.

Date: September 14, 2001

By: /s/ Yale T. Dolginow
Name: Yale T. Dolginow
Title: President and Chief Executive Officer

By: /s/ Cheryl W. Newell
Name: Cheryl W. Newell
Title: Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Diana G. Purcel
Name: Diana G. Purcel
Title: Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Location

10.1	Amended and Restated 1997 Stock Option and Compensation Plan	Filed herewith electronically

12	Computation re: Ratio of Earnings to Fixed Charges	Filed herewith electronically