Form 10-Q
period 2001-11-02
PAPER WAREHOUSE INC
filed 2001-12-13
CIK 934509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to_________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  [x]    NO  [  ]

On December 13, 2001, there were 1,886,192 shares of Common Stock, $.03 par value, of Paper Warehouse, Inc. outstanding.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	November 2, 2001	February 2, 2001
ASSETS
Current assets:
Cash and cash equivalents	$432,022	$427,878
Merchandise inventories	18,808,441	18,150,433
Accounts receivable	870,428	1,168,209
Prepaid expenses and other current assets	1,998,623	862,957
Total current assets	22,109,514	20,609,477

Property and equipment, net	7,612,624	8,698,745
Deferred tax asset	3,483,468	3,483,468
Other assets, net	1,715,102	1,608,056
Total assets	$34,920,708	$34,399,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable – line of credit	$5,517,501	$6,867,583
Note payable to vendor	145,218	---
Current maturities of long-term debt	700,143	601,943
Accounts payable	8,744,821	6,324,741
Accrued liabilities	2,866,099	1,468,129
Current portion – reserve for store closings	203,380	437,565
Total current liabilities	18,177,162	15,699,961

Convertible subordinated debt	4,000,000	4,000,000
Other long-term debt, less current maturities	1,592,172	1,945,909
Reserve for store closings, less current portion	507,845	877,601
Deferred rent credits	1,707,704	1,464,477
Total liabilities	25,984,883	23,987,948

Commitments	---	---

Stockholders’ equity:
Serial preferred stock, $.03 par value; 3,333,333 shares authorized; none issued or outstanding	---	---
Common stock, $.03 par value; 13,333,333 shares authorized; 1,886,192 and 1,882,593 shares issued and outstanding	56,585	56,477
Additional paid-in capital	15,009,390	15,027,827
Accumulated deficit	(6,130,150)	(4,672,506)
Total stockholders’ equity	8,935,825	10,411,798

Total liabilities and stockholders’ equity	$34,920,708	$34,399,746

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2001	October 27, 2000	November 2, 2001	October 27, 2000
Revenues:
Retail sales	$22,795,616	$22,367,181	$64,539,848	$65,010,932
Franchise related fees	419,009	421,099	1,172,589	1,107,556
Total revenues	23,214,625	22,788,280	65,712,437	66,118,488

Costs and expenses:
Costs of products sold and occupancy costs	15,400,399	14,749,759	43,010,123	43,141,527
Store operating expenses	6,156,793	5,508,677	16,395,004	15,566,669
General and administrative expenses	2,520,366	2,251,598	7,943,975	7,273,932
Repositioning credits	---	(160,000)	(230,000)	(690,000)
Total costs and expenses	24,077,558	22,350,034	67,119,102	65,292,128

Operating (loss) income	(862,933)	438,246	(1,406,665)	826,360

Interest expense	(444,541)	(461,783)	(1,120,548)	(1,289,087)
Other income, net	28,576	29,527	103,525	306,047

(Loss) income before income taxes	(1,278,898)	5,990	(2,423,688)	(156,680)

Income tax benefit (expense)	510,285	(3,721)	966,044	52,797

Net (loss) income	$(768,613)	$2,269	$(1,457,644)	$(103,883)

Net (Loss) Income Per Common Share:

Basic net (loss) income per common share	$(.41)	$.00	$(.77)	$(.07)

Diluted net (loss) income per common share	$(.41)	$.00	$(.77)	$(.07)

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 2, 2001	October 27, 2000
OPERATING ACTIVITIES:
Net loss	$(1,457,644)	$(103,883)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation and amortization	1,748,820	1,763,623
Repositioning credits	(230,000)	(690,000)
Gains on sales of property and equipment	---	(10,700)
Deferred taxes	(969,477)	(62,672)
Deferred rent credits	371,252	157,457
Other noncash items affecting earnings	228,630	176,327
Changes in operating assets and liabilities:
Merchandise inventories	(658,008)	(569,784)
Accounts receivable	297,781	(542,501)
Prepaid expenses and other current assets	(166,189)	191,571
Accounts payable	2,565,298	(1,019,191)
Accrued liabilities	1,269,945	405,109
Reserve for store closing	(373,941)	(570,939)

Net cash provided by (used for) operations	2,626,467	(875,583)

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(635,908)	(789,900)
Other	(635)	(6,600)

Net cash used for investing activities	(636,543)	(796,500)

FINANCING ACTIVITIES:
Net (payments on) proceeds from notes payable – line of credit	(1,350,082)	2,531,611
Net payments on other long-term debt	(26,377)	(20,107)
Payment of debt issuance costs	(240,669)	(33,580)
Payments on financing of property and equipment	(350,323)	(477,258)
Other	(18,329)	21,406

Net cash (used for) provided by financing activities	(1,985,780)	2,022,072

Net increase in cash and cash equivalents	4,144	349,989

Cash and cash equivalents, beginning of period	427,878	469,768

Cash and cash equivalents, end of period	$432,022	$819,757

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during the period	$837,201	$1,061,556
Income taxes paid during the period	3,875	9,433

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

Reclassification of accounts payable to note payable to vendor	$145,218	$ ---

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 (1)    Basis of Presentation

We, (“Paper Warehouse, Inc.” or the “Company”), are a growing chain of retail stores, specializing in party supplies and paper goods.  We operate 100 Company-owned stores in ten states throughout the central and western regions of the United States under the names “Paper Warehouse” and “Party Universe” and operate a web site under the name “PartySmart.com.”  Additionally, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations.  These unaudited financial statements represent the consolidated financial statements of Paper Warehouse, Inc., Paper Warehouse Franchising, Inc. and PartySmart.com, Inc. as of November 2, 2001 and February 2, 2001 and for the three and nine month periods ended November 2, 2001 and October 27, 2000.  The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2000 Form 10-K as filed with the SEC.  The unaudited balance sheet as of February 2, 2001 has been derived from our audited financial statements as of that date.

Due to the seasonality of our business, revenues and operating results for the three and nine months ended November 2, 2001 are not necessarily indicative of the results to be expected for the full year.

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

We had $4.0 million of convertible subordinated debentures outstanding as of November 2, 2001 and October 27, 2000 that were not included in the computation of diluted EPS for the three and nine month periods ended November 2, 2001 or the nine month period ended October 27, 2000, as their inclusion (approximately 444,000 shares) would have been antidilutive.  In addition, options to purchase approximately 256,300 shares of common stock were outstanding as of November 2, 2001 but were excluded from the computation of common share equivalents for the three and nine month periods ended November 2, 2001 because they were antidilutive.  Options to purchase approximately 261,400 shares of common stock were outstanding as of October 27, 2000 but were excluded from the computation of common share equivalents for the nine month period ended October 27, 2000 because they were antidilutive.

Had we not incurred losses in these periods, for the three and nine month periods ended November 2, 2001, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 common shares and we would have assumed no conversions of stock options.  For the first nine months of fiscal 2000, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 common shares and conversions of stock options into approximately 20,000 common shares.

The components of basic and diluted EPS for the three and nine-month periods ended November 2, 2001 and October 27, 2000 are as follows:

	Three Months Ended		Nine Months Ended
Basic and diluted EPS:	November 2, 2001	October 27, 2000	November 2, 2001	October 27, 2000

Basic EPS:
Net (loss) income	$(768,613)	$2,269	$(1,457,644)	$(103,883)

Weighted average shares outstanding	1,886,192	1,548,270	1,883,896	1,547,054

Basic EPS	$(.41)	$.00	$(.77)	$(.07)

Diluted EPS:
Net (loss) income	$(768,613)	$2,269	$(1,457,644)	$(103,883)

Weighted average shares outstanding	1,886,192	1,548,270	1,883,896	1,547,054
Assumed conversions of stock options	---	32,606	---	---
Adjusted weighted average shares outstanding	1,886,192	1,580,876	1,883,896	1,547,054

Diluted EPS	$(.41)	$.00	$(.77)	$(.07)

(3)     Financing Arrangements

We have outstanding as of November 2, 2001, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 444,000 shares of our common stock.  The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  We were in compliance with all of our financial covenants as required by the indenture at November 2, 2001.

We have a $15.0 million multi-year revolving line of credit facility with Wells Fargo Retail Finance for general working capital purposes that expires in September 2004.  Borrowings outstanding under this line of credit bear interest at the prime rate and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory.  As a result of the borrowing limitation, primarily resulting from the levels of inventory, we often maximize the availability under this line during intra-month peaks and at certain times during the year.  On November 2, 2001, we had availability of approximately $13.2 million under this line, of which approximately $5.5 million was outstanding.

The credit agreement contains covenants, which requires us to maintain certain financial covenants, a certain level of availability, and imposes restrictions on our ability to pay dividends.  We were in compliance with all of our covenants as required by the credit facility at November 2, 2001.

(4)     Note payable to vendor

In order to enhance our liquidity through the second half of fiscal 2001, we negotiated extended terms with several of our largest vendors.  The arrangements with our vendors resulted in the extended dating of approximately $3.0 million of trade payments.  The note payable to vendor of approximately $145,000 as of November 2, 2001 represents the principal amount of the deferred trade payments for one of our vendors, on which we are also paying interest.  All other deferred trade payments are non-interest bearing and are reflected in accounts payable as of November 2, 2001.  The note payable, including interest, and all other deferred trade payments were paid in full by December 1, 2001.

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

During the first quarter of fiscal 2001, we terminated the lease on the Colorado Springs, Colorado store location, which had been previously closed.  Accordingly, a reversal of $230,000 of the store closing reserves related to this location is reflected in our consolidated statement of operations for the nine months ended November 2, 2001.

(7)     Recently Issued Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.  SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001.  Major provisions of these Statements and their effective dates for the Company are as follows:

•	all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited.
•

intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

•

goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.  Effective February 2, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•	effective February 2, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
•	all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although we are still reviewing the provisions of these Statements, our preliminary assessment is that these Statements will not have a material impact on the Company’s financial position or results of operations.

In September 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets.  SFAS 144 combines the two accounting models for disposals of long-lived assets and resolves previously identified implementation issues.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.  We do not anticipate that this Statement will have a material effect on the company unless an impairment event occurs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

OVERVIEW

We are a growing chain of retail stores specializing in party supplies and paper goods.  We operate 100 stores in ten states throughout the central and western regions of the United States under the names Paper Warehouse and Party Universe, and operate a web site under the name PartySmart.com.  We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987.  In growing the number of Company-owned stores, we employ a strategy of clustering stores in our principal markets to:

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

RESULTS OF OPERATIONS

Net (Loss) Income and Net (Loss) Income Per Common Share

We reported a net loss of approximately $769,000, or $.41 per share on a diluted basis, for the third quarter ended November 2, 2001, compared to net income of approximately $2,300, or $.00 per share on a diluted basis, for the third quarter of fiscal 2000.  We reported a net loss of approximately $1,458,000, or $.77 per share year-to-date, compared to a net loss of approximately $104,000, or $.07 per share for the prior-year comparable period.  EBITDA, (earnings before interest, taxes, depreciation and amortization), excluding any repositioning activity, was approximately $216,000 for the first nine months of fiscal 2001 compared to EBITDA of approximately $2.2 million for the same period in the prior year.  The decline in EBITDA year-over-year primarily reflects lower-than-expected sales and resulting margin.  Although sales for our seasonal events, including graduation and Halloween, have been strong, sales for our everyday product categories remain soft.

The following table sets forth for the periods indicated, certain costs and expenses as a percentage of total revenues and retail sales:

	Three Months Ended		Nine Months Ended
	November 2, 2001	October 27, 2000	November 2, 2001	October 27, 2000
Costs of products sold and occupancy costs:
as % of total revenues	66.3%	64.7%	65.5%	65.2%
as % of retail sales	67.6%	65.9%	66.6%	66.4%
Store operating expenses:
as % of total revenues	26.5%	24.2%	24.9%	23.5%
as % of retail sales	27.0%	24.6%	25.4%	23.9%
General and administrative expenses:
as % of total revenues	10.9%	9.9%	12.1%	11.0%
as % of retail sales	11.1%	10.1%	12.3%	11.2%

Number of Company-owned stores	100	98	100	98

Revenues

Retail Sales.  Retail sales of approximately $22.8 million for the third quarter of fiscal 2001 decreased $428,000, or 2%, from retail sales of approximately $22.4 million for the comparable period in the prior year.  On a year-to-date basis, retail sales of approximately $64.5 million decreased approximately $471,000, or less than 1%, from retail sales of approximately $65.0 million for the first nine months of fiscal 2000.  Sales from our Internet web site, although improved, were not significant.  Similar to other retailers, sales remain soft.  While our fiscal 2001 seasonal categories have performed well, our everyday product categories have continued to perform at below prior year levels.  We opened one new store during the quarter ended November 2, 2001, bringing our Company-owned store count to 100, compared to a store count of 98 at October 27, 2000.  Third quarter 2001 comparable store sales increased approximately 1.0%, while nine-month comparable store sales were essentially flat.  These growth rates compare to comparable store sales increases of 2.8% and 9.5% for the third quarter and first nine months of fiscal 2000.

Franchise Related Fees.  Franchise related fees for the third quarter of fiscal 2001 of approximately $419,000 were essentially flat to franchise related fees of approximately $421,000 for the comparable period in the prior year, and primarily reflect a slowdown in the economy.  For the nine-month period ended November 2, 2001, franchise related fees of approximately $1.2 million increased 6% over franchise related fees of approximately $1.1 million for the prior year comparable period.  The year-over-year increase for the nine-month period primarily reflects increased royalties resulting from higher franchise store sales.  During the third fiscal quarter of 2001, one franchise store opened, bringing the total of franchise stores to 54 at November 2, 2001 compared with 48 franchise stores at the end of the third quarter of fiscal 2000.

Costs of Products Sold and Occupancy Costs

Cost of products sold and occupancy costs totaled approximately $15.4 million or 67.6% of retail sales for the third quarter ended November 2, 2001, as compared to approximately $14.7 million or 65.9% of retail sales for the third quarter ended October 27, 2000.  Cost of products sold and occupancy costs totaled approximately $43.0 million or 66.6% of retail sales for the nine month period ended November 2, 2001, as compared to approximately $43.1 million or 66.4% of retail sales for the comparable period in the prior year.  For the quarter, our gross margin dollars were unfavorable to the prior year, primarily due to the shortfall in sales.  In addition, our product margin percentage for the third quarter of fiscal 2001 decreased significantly from the product margin percentage for the third quarter of fiscal 2000.  The decline in the margin percentage reflects an aggressive markdown strategy that was implemented in order to reduce carryover merchandise and remove older items from our assortment.  Although we realized diminished margins during the third quarter as a result of this strategy, this markdown program was successful in substantially reducing our carryover of Halloween merchandise.  This strategy has allowed us to clean up old inventory and, going into fiscal 2002, will enable us to re-invest in newer and trendier merchandise.  Our product margin percentage for the year-to-date period was essentially flat to the percentage for the comparable period in the prior year, as the reduction in margin from our aggressive markdown strategy was essentially offset by favorability stemming from our decision to move to full-priced greeting cards and selected price increases.  In addition, due to some successful operational initiatives, we realized substantially less product shrinkage year-over-year resulting from our Halloween physical inventories.  Occupancy costs were slightly higher than the prior year for the quarter and essentially flat to the prior year for the year-to-date period.

Store Operating Expenses

Store operating expenses for the third quarter of fiscal 2001 were approximately $6.2 million or 27.0% of retail sales, as compared to approximately $5.5 million or 24.6% of retail sales for the comparable period in the prior year.  On a year-to-date basis, store operating expenses were approximately $16.4 million or 25.4% of retail sales during fiscal 2001, compared to approximately $15.6 million or 23.9% of retail sales during fiscal 2000.  Store operating expense dollars were unfavorable year-over-year, and we lost significant sales leverage during the third quarter due to the softness of sales.  The year-over-year increase in store operating expense reflects higher store payroll costs and other store-related costs associated with the implementation of our back-office computer system.  We continue to realize wage rate pressure due to the tightness of labor markets although the impact continues to dissipate.

General and Administrative Expenses

General and administrative expenses for the third quarter of fiscal 2001 were approximately $2.5 million, or 10.9% of total revenues, compared to general and administrative expenses of approximately $2.3 million, or 9.9% of total revenues for the third quarter of fiscal 2000.  General and administrative expenses were approximately $7.9 million, or 12.1% of total revenues for the first nine months of fiscal 2001, compared to general and administrative expenses of approximately $7.3 million, or 11.0% of total revenues for the comparable period in the prior year.  The year-over-year increase in general and administrative expense dollars primarily reflects certain one-time professional fees incurred for operational consulting, as well as expenses associated with a new operating lease for back-office computer systems related to our information systems initiatives.  The increase also reflects higher payroll and payroll related costs and benefits expense.  Due to poor sales results, we lost significant sales leverage of these costs during both the quarter and the nine-month periods.  We remain focused on the containment of these costs as we move through the remainder of the year.

Interest Expense

Interest expense for the quarter ended November 2, 2001 of approximately $445,000, or 1.9% of total revenues, decreased approximately $17,000, from interest expense for the quarter ended October 27, 2000.  On a year-to-date basis, interest expense of approximately $1.1 million for fiscal 2001, or 1.7% of total revenues, decreased approximately $169,000 from interest expense for the comparable period in the prior year.  The decrease from prior year primarily reflects a lower level of borrowings on our revolving credit facility, stemming from our ability to defer approximately $3.0 million in trade payments with some of our largest vendors, as well as substantial reductions throughout the year in the prime rate.  The interest favorability was partially offset by the write-off, during the third quarter, of approximately $75,000 in deferred financing costs associated with our previous line of credit.  For the remainder of fiscal 2001, we expect to realize lower interest expense as compared to the prior year due to continued favorability in the prime rate.

Income Tax Benefit

Our estimated annual effective income tax rate for the third quarter and first nine months of fiscal 2001 is 40%, unchanged from the estimated annual rate used in the prior year comparable periods.

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

•       quarterly fluctuations in revenues and operating income

•       timing of seasonal purchases

•       timing of new store openings, remodels and/or relocations

•       intra-month cash needs for payment of rent, payroll and other operational payables

Our liquidity, as measured by our working capital, was $3.9 million at November 2, 2001 and was $4.9 million at February 2, 2001.  Our current ratio was 1.2 to 1.0 at November 2, 2001 and was 1.3 to 1.0 at February 2, 2001.

Merchandise inventories at November 2, 2001 increased approximately $658,000, or 4%, over merchandise inventories at the end of fiscal 2000, primarily reflecting the receipt of merchandise to support our fourth quarter seasonal events.  As we move through the fourth quarter, we should see inventory levels decline to more normalized levels.

Net cash provided by operations totaled approximately $2.6 million for the nine month period ended November 2, 2001, compared to net cash used for operations of approximately $876,000 for the same period in fiscal 2000.  The increase in cash flows from operations primarily reflects the extended dating that we have received from several of our vendors and landlords, in addition to a concerted effort to keep every-day inventory levels relatively flat.  We continue to strive, when possible, to take advantage of vendor cash discounts.

Net cash used for investing activities was approximately $637,000 for the first nine months of fiscal 2001, primarily reflecting capital expenditures related to opening, relocating and remodeling Company-owned stores and upgrading our information systems.  The net cash used for investing activities for the first nine months of fiscal 2000 was approximately $797,000, consisting almost entirely of net capital expenditures.

We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies.  For the remainder of fiscal 2001, we anticipate that we will spend approximately $300,000 on capital expenditures.  These capital expenditures will be primarily for the purchase of software that will provide better tracking, accuracy and analysis of store labor hours.

Net cash used for financing activities was approximately $2.0 million for the first nine months of 2001 compared to net cash provided by financing activities of approximately $2.0 million for the first nine months of fiscal 2000.  The year-over-year use of cash primarily reflects an improved ability to pay down our revolving line of credit, resulting from the extended dating on trade payables and rent, as negotiated with several of our vendors and landlords.

Financing

We have outstanding as of November 2, 2001, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 444,000 shares of our common stock.  The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  We were in compliance with all of our financial covenants as required by the indenture at November 2, 2001.

We have a $15.0 million multi-year revolving line of credit facility with Wells Fargo Retail Finance for general working capital purposes that expires in September 2004.  Borrowings outstanding under this line of credit bear interest at the prime rate and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory.  As a result of the borrowing limitation, primarily resulting from the levels of inventory, we often maximize the availability under this line during intra-month peaks and at certain times during the year.  On November 2, 2001, we had availability of approximately $13.2 million under this line, of which approximately $5.5 million was outstanding.

The credit agreement contains covenants, which requires us to maintain certain financial covenants, a certain level of availability, and imposes restrictions on our ability to pay dividends.  We were in compliance with all of our covenants as required by the credit facility at November 2, 2001.

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

•       our shareholder rights offering that took place during fiscal 2000

•       scaling back PartySmart.com, our Internet website venture

•       selective price increases and other various pricing strategy changes

•       seeking alternative sources for the financing of fixtures and equipment

We believe that our financial resources, including our new credit agreement, which better matches the seasonal needs of our business, stringent cost containment, our anticipated cash flows from operations and the generation of additional working capital as described above, will be adequate to meet our cash needs over the next twelve months.

NASDAQ SmallCap Listing

On August 29, 2001, the Nasdaq Stock Market notified us that we were not in compliance with one of its SmallCap maintenance standards, requiring that we maintain a minimum market value of public float, and gave us until November 27, 2001 to comply with the standard.  On October 1, 2001, we announced that we received notice that Nasdaq has suspended the public float requirement for continued listing.  Therefore, we are in compliance with Nasdaq SmallCap Market’s maintenance requirements and our common stock will continue to be listed on the Nasdaq SmallCap Market for the foreseeable future.  There can be no assurance that we will be able to satisfy the Nasdaq SmallCap Market’s maintenance requirements on a continuing basis.

Inflation

We believe that inflation has not had a material impact upon our historical operating results, and do not expect it to have such an impact in the future.  There can be no assurance that our business will not be affected by inflation in the future.  We could be negatively impacted by substantial cost increases for raw materials such as paper, petroleum and cardboard, as significant cost increases in these areas could have a material impact on our costs of products in future periods.  In addition, increases in fuel costs could have a negative impact on utility costs and freight costs for our Company-owned stores.

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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

a.     Exhibits:

Exhibit 12 – Computation re: Ratio of Earnings to Fixed Charges

b.     Reports on Form 8-K:

Form 8-K dated October 2, 2001 filing the Loan and Security Agreement Between Wells Fargo Retail Finance LLC and Paper Warehouse, Inc. dated September 7, 2001 and the related press release dated September 17, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPER WAREHOUSE, INC.

Date: December 13, 2001
By: /s/ Yale T. Dolginow
Name: Yale T. Dolginow
Title: President and Chief Executive Officer

By: /s/ Cheryl W. Newell
Name: Cheryl W. Newell
Title: Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Diana G. Purcel
Name: Diana G. Purcel
Title: Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Location
12	Computation re: Ratio of Earnings to Fixed Charges	Filed herewith electronically