Form 10-K
period 2002-02-01
PAPER WAREHOUSE INC
filed 2002-05-02
CIK 934509

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2002

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

Common Stock, $.03 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of April 23, 2002, 1,886,192 shares of the Registrant’s Common Stock were outstanding.  The aggregate market value of the Common Stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market on April 23, 2002, was $1,034,717.  For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant’s executive officers, directors and greater than 10% shareholders.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 13, 2002 (the “2002 Proxy Statement”).

PAPER WAREHOUSE, INC.

Form 10-K

For the fiscal year ended February 1, 2002

PART I

ITEM 1.  BUSINESS.

(a) General Development of Business

Paper Warehouse is a chain of retail stores specializing in party supplies and paper goods.  Our fiscal year ends on the Friday closest to January 31st.  Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks.  Our fiscal year ended February 1, 2002 (fiscal 2001) consisted of 52 weeks, our fiscal year ended February 2, 2001 (fiscal 2000) consisted of 53 weeks, and our fiscal year ended January 28, 2000 (fiscal 1999) consisted of 52 weeks.

As of February 1, 2002, we had 152 stores, including 100 Company-owned stores and 52 franchise stores.  These stores are conveniently located in major retail trade areas to provide customers with easy access.  We operate these stores under the names Paper Warehouse and Party Universe.  We also operate a website, which can be accessed at www.PartySmart.com.  Our website is not intended to be, and is not, a part of this Annual Report on Form 10-K.  As of February 1, 2002, our stores were located in the following principal markets:

• Denver, CO	• Des Moines, IA	• Kansas City, MO and KS
• Minneapolis/St. Paul, MN	• Oklahoma City/Tulsa, OK	• Omaha, NE
• Seattle, WA	• Tucson, AZ

On April 12, 2002, however, we signed a purchase agreement to sell 13 stores located in Seattle, Washington, and on April 23, 2002, we closed on this transaction and exited the Seattle market.

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

Through our 8,500 square foot store prototype, we offer a comprehensive selection of over 19,000 different products, offering customers the convenience of one-stop shopping for all of their party supplies and paper goods needs.  We organize our merchandise by party themes.  The prominent signage, wide aisles, knowledgeable staff and depth of product offerings allow customers to coordinate various merchandise offerings for all party occasions.  We believe that our extensive product selection and high in-stock positions stimulate customers to purchase additional products.

The first Paper Warehouse store opened in Minneapolis, Minnesota in 1983.  We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987.  In this Annual Report on Form 10-K, “Paper Warehouse,” “Company,” “we,” “our” and “us” refer to Paper Warehouse, Inc. and our subsidiaries, Paper Warehouse Franchising, Inc. and PartySmart.com, Inc.  Our principal executive offices are located at 7630 Excelsior Boulevard, Minneapolis, Minnesota 55426.  Our telephone number is (952) 936-1000.

(b) Financial Information about Segments

Since our inception, our revenues, operating income (loss) and assets have been attributable to the single industry segment of party supplies and paper goods.

(c) Narrative Description of Business

Paper Warehouse Stores

Format.  We operate stores that range in size from 3,000 square feet to 9,300 square feet of retail space.  We introduced our current 8,500-square foot prototype store in 1994, which was developed based on management’s extensive retail and other industry experience, in addition to customer research. Of our 100 Company-owned stores at year end approximately 90% were 6,000 square feet or larger.

Our stores are designed to create a customer-friendly environment.  We use vibrant colors, theme-oriented merchandise displays and unique products to create a fun and festive shopping experience.  The focal point of our stores is the seasonal display located at the front of each store, which creates a “store-within-a-store” appearance.  This display maximizes the season’s selling opportunity and is continuously updated to promote a fresh image within the store.  To assist customers in coordinating party supplies for occasions, we locate related departments, such as gift-wrap and greeting cards adjacent to one another and display related merchandise such as party hats, plates, cups and napkins together within a department.  Customers are able to easily move about the different departments to find specific product categories due to prominent, easy-to-read signage, bright lighting and wide aisles.  We believe that our store layout assists customers in finding and coordinating their party supply needs, and also encourages browsing, impulse purchases and repeat visits.

In 1998 we introduced our “concept store.”  A concept store has a different look and feel than our other stores.  These stores have more colorful ceilings, lower shelves in the front of the store, carpeting and confetti-tiled floors and new vibrant uncluttered signage.  In addition, in our concept store, we endeavor to stow all extra merchandise out of sight.  These features give the store a very open and organized feel, allow customers to more easily see merchandise throughout the store, and provide a more fun and festive shopping atmosphere.  Of our 100 Company-owned stores at year end, 36 were concept stores.  New Company-owned stores are configured as concept stores and we selectively remodel existing stores to concept stores where the revenue potential justifies the investment involved.  We believe that our concept stores help facilitate the creation of brand awareness, generate strong sales per square foot and are readily transferable to new markets.  During fiscal 2002, we currently plan to remodel four existing stores, to incorporate the concept-store format.

Party Smart Concept.  We continue to distinguish our business from our competitors by positioning Paper Warehouse as the party expert.  We believe that we have the opportunity to create a distinct identity for ourselves, one in which customers equate us with the word “party” in every possible way.  During fiscal 1999, we implemented a program in our stores called Party Smart.  We believe strongly in this concept, and continue to invest resources, both financial and personnel, towards the success of this program.  We define Party Smart as being able to provide a customer with all the information and resources necessary to have a successful party, celebration or gathering.  We reinforce this concept through shopping bag inserts, window and aisle signs, buttons for employees, in-store audio messages, radio broadcasting and the Internet.  Through this program, we continue to strive towards:

•                  increasing the average purchase per customer visit;

•                  increasing the frequency of store visits; and

•                  developing customers’ preference for us over our competitors.

The first phase of the Party Smart program consisted of the following:

•                  providing helpful and engaging in-store presentations to add value to the shopping experience;

•                  communicating our expertise by giving customers party ideas, decorating tips, referrals and planning advice and integrating this with our in-depth product knowledge; and

•                  creating a “party planning resource center” in each store that carries different types of brochures for different types of parties and seasonal events such as entertainment and catering ideas, games to play at children’s birthday parties and shopping checklists.

In an effort to stress our commitment to building and enhancing management skills, during fiscal 2001, we rolled out Phase II of Party Smart.  This phase included, among other things, in-depth discussions and workshops covering a variety of managerial topics, the implementation of a new performance evaluation tool and the introduction of certain methods, including background checks, to enhance the evaluation of potential employee candidates.

During fiscal 2002, we intend to continue promoting and supporting the Party Smart philosophy by reinforcing the use of training materials, updating the sales associates workbooks and enhancing the performance evaluation tools to reflect the standards of Party Smart.

Customer Service.  We strive towards providing a high level of customer service to enhance our customer-friendly store environment.  Store managers and sales associates are trained to assist customers with party planning and event coordination.  In connection with our Party Smart program, all employees are trained on how to provide nontraditional customer service to our customers.  We want our employees to be able to offer our customers party ideas, decorating tips and referrals, as well as help customers find and purchase products.  In addition, we provide party planning guides and checklists.  Our “no hassles” return policy makes it easy for customers to return or exchange products, which we believe, encourages customers to purchase additional product quantities.  Certain products that require additional sales assistance, such as balloons, are located near checkout counters where sales associates can readily assist customers.  We continually monitor our level of customer service by regular store visits and by employing anonymous “mystery shoppers.”  Mystery shoppers visit all Company-owned stores at least once per quarter, and evaluate personnel based on our Party Smart philosophy, including various aspects of customer service, such as responsiveness, quality of product displays and store cleanliness.  These mystery shopper results are utilized during the evaluation process of our store managers.

Operations and Training.  Each Company-owned store is typically operated by a store manager, one assistant manager and a varying number of full-time and part-time sales associates, depending on the store size, sales volume and selling season.  Store managers are responsible for all aspects of a store’s day-to-day operations, including employee hiring and training, work scheduling, expense control and customer service.  These managers report to a district or operations manager, each of whom is responsible for several stores.  Within each geographic market, we use floating managers to assist in smaller stores that cannot support both a store manager and an assistant manager.  In addition, floating managers support store managers during busy holiday seasons, and substitute for store managers during vacations and other absences, and work with newly hired store managers to ensure a smooth transition for sales personnel and customers.

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

Paper Warehouse stores are typically open:

Monday through Friday	9:00 a.m. to 9:00 p.m.
Saturday	9:00 a.m. to 6:00 p.m.
Sunday	10:00 a.m. to 5:00 p.m.

Site Selection and Locations

Site Selection.  In order to select the optimal location for our stores, we use a site selection process that considers various criteria, including:

•                  population density;

•                  demographics, including age and income;

•                  parking availability;

•                  storefront visibility and presence;

•                  local competition;

•                  traffic counts; and

•                  lease rates.

We locate our stores in or near visible high traffic strip mall centers in close proximity to prominent mass merchandisers, discount or grocery store anchors.  Our strategy of clustering stores in metropolitan markets promotes customer convenience and creates favorable economies of scale for marketing and advertising, operations and merchandising.

Locations.  As of February 1, 2002, we had 100 Company-owned stores in the following states:

Number of Stores
Arizona	4
Colorado	14
Iowa	5
Kansas	8
Minnesota	29
Missouri	10
Nebraska	2
Oklahoma	14
Washington	13 (1)
Wisconsin	1
Total Company-owned Stores	100

(1)  As noted above, on April 23, 2002, we sold these stores and exited the Seattle market.

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

Party Supplies.  We offer an extensive selection of complementary and coordinating party supplies in unique and traditional patterns, colors and designs.  Examples of party supplies include:

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

Greeting Cards.  We feature a wide variety of special occasion, seasonal and everyday greeting cards with traditional, humorous and contemporary styles under the Ambassador brand of Hallmark.

Catering Food Service Supplies.  We offer food service products such as plates, cups, serving trays and bowls and table coverings.  In addition to offering such products to our regular party goods customers, many commercial users of food service products buy these products from us, including catering companies and non-profit organizations.

Low Prices.  We provide customers with everyday low pricing.  Our low price position is reinforced with extensive promotional and seasonal advertised specials.

Product Sourcing and Inventory Management

                We purchase our everyday and seasonal merchandise from approximately 280 suppliers.  During fiscal 2001, our largest supplier accounted for approximately 21% of our purchases and our 4 largest suppliers represented approximately 58% of our purchases.  We have a multi-year supply agreement with Hallmark Cards, Inc., for Hallmark to be the exclusive supplier of greeting cards for our Company-owned and franchise stores.  As a result of this partnership, we have a remaining contractual obligation for chain-wide purchases of $27.5 million of greeting cards and gift-wrap.  We estimate that these purchase commitments will be fulfilled over a four-year period.  With the exception of the agreement with Hallmark, we do not have any long-term purchase commitments or exclusive contracts with any of our other suppliers.  We believe that alternative sources of product are available at comparable terms and conditions. We consider numerous factors in supplier selection, including price, payment terms, product offerings and product quality.  We negotiate pricing with suppliers on behalf of all Company-owned and franchise stores.  We believe that this buying power enables us to receive favorable pricing terms and to more readily obtain high demand merchandise.  Although franchise stores are responsible for purchasing their own inventory, franchisees are able to make purchases on our negotiated pricing terms.  As we add new stores, we believe we will increase the volume of our inventory purchases and benefit further from increased discounts, trade allowances and more favorable payment terms from our suppliers.

Approximately 95% of our everyday merchandise is shipped directly from the supplier to our stores.  Shipping merchandise directly to our stores provides us with flexibility in pursuing new markets without the geographical constraints and costs associated with a central distribution system.  Deliveries are processed and inventory items are inspected, sorted and priced in a segregated receiving area in the back of the store (approximately 10% of total gross square feet per store) before being placed on the selling floor.  We believe that we realize substantial savings by not maintaining a large central distribution system.

Some of our suppliers, such as overseas suppliers, will not ship directly to our stores, but will instead ship products directly to one store in each of our major metropolitan markets.  This store then separates and ships the products to our other stores within that market.  This approach allows us to make opportunistic volume purchases and allows us to carry products not available from domestic suppliers.  We utilize some of the stores in our markets for the separation and redistribution of products to other stores within that market.  We maintain a relatively small cross-dock facility in Minneapolis, Minnesota from which we separate and distribute merchandise system-wide, including to our franchise stores.

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

Our advertising efforts are designed to promote the breadth and value of product offerings, educate consumers about our convenient store locations and stress the customer service levels and knowledge of our sales associates.  Our advertising consists primarily of full color newspaper and direct mail inserts designed around major holidays and seasonal events.  For fiscal 2001, we distributed 12 newspaper and direct mail inserts in all of our markets, and four in limited markets.  We supplement inserts with radio advertising for Easter, the spring season, graduation, Halloween and Christmas.  In addition, we typically advertise the opening of new stores in newspaper and direct mail inserts, as well as on the radio.

We have a targeted direct mail program for special events.  Historically we have mailed mini-catalogs of wedding and graduation party goods to brides-to-be and families of high school graduates but we have expanded this direct mail program to other special occasions, such as a child’s first birthday, and to organizations purchasing basic party and paper goods for commercial or institutional use.  Our institutional customers include a variety of small businesses, caterers, food service companies, schools, synagogues, churches, civic groups and other organizations.  For certain institutional customers, we offer an organizational discount of 15% off of purchases in excess of $50.00.

                For fiscal 2001, we spent approximately 65% of our marketing budget on full color newspaper and direct mail inserts, approximately 25% for radio advertising and the remainder on yellow pages advertising, in-store sales promotions and other miscellaneous advertising expenses.

Information Systems

We believe that a strong information systems infrastructure is essential to our current operations and is critical towards enhancing our competitive position in our industry.  We have invested significantly in building this infrastructure.  Our current system provides daily sales information and inventory levels at store, department, class, and product level.  This information allows the corporate office to monitor daily sales, gross profit, repricing and inventory by product across the entire store base.  Also, our automatic merchandise replenishment system uses this information to reorder goods for individual stores based on specific product requirements.

During fiscal 2001, we completed the roll out of “POS Smart”, which is our back-office computer system, to the remainder of our store base.  “POS Smart” has improved communication among the stores and the corporate office by enhancing receiving processes, providing timely electronic communication among the corporate office and the stores and improving other back-office processes at the stores.  During fiscal 2001, we also implemented electronic data interchange with several of our key vendors, which has allowed us to systematically manage inventory processes and improve order accuracy.  In addition, during fiscal 2001 we activated our data warehouse, which has improved our ability to analyze data and report results.  During fiscal 2002, we intend to implement time and attendance software that will provide better tracking, accuracy and analysis of store labor hours.

Internet and e-commerce

In order to increase our sales and strengthen our name recognition, we developed a website, PartySmart.com, to sell party supplies and paper goods over the Internet.  We believe this site is an additional distribution channel for consumers who want to purchase party or theme products on-line, and it is an information tool for consumers who want party planning advice or who want to identify the nearest Paper Warehouse or Party Universe location.  On this site, we offer everyday party goods for parties and celebrations such as baby showers, birthdays, theme parties and anniversaries.  In addition, the site is regularly updated with unique themes and product offerings that match the current season, such as Halloween and Christmas.  Our website allows our customers to, among other things:

•                  put together an entire party;

•                  obtain party advice, ideas and tips;

•                  pay for everything at one time at a check-out screen;

•                  check on the status of orders that have already been placed;

•                  contact customer service about the products and services available on our website;

•                  preview our store to learn more about our history, products and services; and

•                  obtain information about us, such as store locations, franchising opportunities, investor relations and career opportunities.

                Looking forward, we believe that the Internet can be an important information tool and a successful distribution channel for us, and we remain committed to keep this distribution and information channel active.  However, we will continue to evaluate the website’s contributions to ensure that they are aligned with our overall goals and objectives.

Franchising

We have offered franchises of our Paper Warehouse store concept since October 1987.  As of February 1, 2002, we had 39 franchisees operating 52 franchise stores in the following locations:

Number of Stores
Arizona	1
Canada	1
Colorado	5
Florida	1
Georgia	1
Illinois	1
Iowa	2
Kansas	2
Kentucky	1
Louisiana	4
Maryland	1
Massachusetts	1
Michigan	1
Minnesota	1
Mississippi	1
Missouri	2
Montana	3
Nebraska	3
Nevada	2
North Dakota	4
South Dakota	5
Texas	7
Wyoming	2

Total Franchise Stores	52

We typically establish franchise stores in markets outside of metropolitan areas with Company-owned stores.  We believe that these markets are not usually served adequately by the party supplies and paper goods industry.  In addition to generating franchise revenues, franchise stores benefit us through increased name recognition and increased buying power with our suppliers.

We assist franchisees in opening and operating a Paper Warehouse store.  During the pre-opening phase, our support includes:

•                  site evaluation and assistance with lease negotiations;

•                  store build-out assistance;

•                  fixtures, equipment, supplies and inventory procurement;

•                  opening advertising materials; and

•                  operations training.

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

Our franchise revenues are comprised of initial franchise fees and continuing royalty payments.  Our current initial franchise fee is typically $35,000 for new franchisees.  We may offer a discounted franchise fee for developers opening multiple stores.  If a franchisee enters into a second or third franchise agreement they will receive a discount on the initial fee associated with the second or third store.  Franchisees are also required to pay us a continuing royalty equal to a percentage of their weekly gross sales.  Historically, this percentage has varied from 3% to 5%.  Currently, new franchises pay us a continuing royalty of 5% of their gross sales.

The franchisee’s initial investment depends primarily upon store size.  This investment includes the initial franchise fee, real estate and leasehold improvements, fixtures and equipment, signs, point of sale systems, deposits and business licenses, initial inventory, opening promotional expenses and working capital.  We reserve the right to require franchisees to pay a weekly advertising fee not to exceed 1% of gross sales, although to date we have not charged this fee.  Each franchisee is granted a license from us for the right to use certain of our intellectual property rights, including the mark Paper Warehouse or Party Universe and related designs.  Our franchise agreements are for a ten-year term and contain conditional renewal options.

Competition

The party supplies and paper goods retailing business is highly competitive.  In order to compete successfully against other party supplies and paper goods retailers, we believe we must maintain convenient locations, broad merchandise selections, competitive pricing and strong customer service.  Our stores compete with a variety of smaller and larger retailers, including:

•                  specialty party supply retailers;

•                  other party superstores such as Party City and Factory Card Outlet;

•                  card shops;

•                  designated departments in mass merchandisers, discount retailers, toy stores, drug stores, supermarkets and department stores; and

•                  other Internet retailers.

We believe the following factors distinguish our business from other party superstores:

•                  we have grown our number of stores in a more controlled manner;

•                  our clustering growth strategy creates a critical mass of stores in our principal markets, which allows us to promote customer convenience and create favorable economies of scale for marketing, advertising and operations; and

•                  we have a strong dedicated senior management team and board of directors with significant retail experience.

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

Seasonality

Generally our results of operations have fluctuated from quarter to quarter because of variations in revenues and operating expenses.  We generate a significant portion of our operating income in our second and fourth fiscal quarters because of seasonal events.  Any factor that negatively affects our revenues or increases our operating expenses during the second and fourth fiscal quarters could negatively affect our annual results of operations.  As a result of the seasonality of our revenues, we expect to incur a loss in the first quarter of each year for the foreseeable future.  Although we typically realize strong sales during the third quarter, due to increased promotional activities, we have historically experienced reduced operating income for this quarter.

Our results of operations also fluctuate from quarter to quarter as a result of the following:

•      the timing of new store openings, remodels or relocations;

•      costs associated with new store openings, remodels or relocations; and

•      expenses incurred to support any expansion strategy.

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

Employees

As of February 1, 2002, we employed approximately 370 full-time and approximately 770 part-time employees.  We consider our relationships with our employees to be good.  None of our employees are covered by a collective bargaining agreement.

(d) Financial Information About Geographic Areas

Since inception, with the exception of continuing franchise fees earned on our Canadian franchise’s retail sales equal to approximately $9,000 for fiscal 2001, all of our revenues have been derived from within the United States.  In addition, since inception, all of our assets have been located in the United States.

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

We Have Experienced Losses and May Not be Profitable

                We incurred a net loss of $9.8 million for fiscal 2001.  This net loss reflects our decision to record a full valuation allowance against our deferred tax asset, equal to approximately $6.1 million, as prescribed by authoritative accounting guidance.  We incurred net losses of $434,000 and $4.4 million for fiscal 2000 and fiscal 1999, respectively.  We cannot assure you that we will generate sufficient revenues, or control operating expenses, to achieve or sustain profitability in future years, or to reverse the valuation allowance established in fiscal 2001 against our deferred tax asset.

If the Amount Outstanding Under Our Debentures or Revolving Line of Credit Were to be Accelerated, We May Not Have Sufficient Cash Readily Available to Satisfy Such Obligations

                We are currently in breach of a covenant under the indenture governing our outstanding subordinated debentures, which could result in an "Event of Default" under such indenture and a cross-default under our revolving credit agreement if not waived by the debenture holders prior to June 16, 2002.  Such events of default could possibly cause the payment amounts outstanding under our subordinated debentures and revolving line of credit to be accelerated, in which case we may not have sufficient cash readily available to satisfy such obligations.  In addition, if such acceleration were to occur, at that time, we would evaluate our options to attempt to remedy such acceleration.

We May Need to Raise Additional Capital to Fund Our Operations

                If we are unable to generate sufficient cash from operations, we will be required to adopt one or more alternatives to raise cash such as refinancing or restructuring our outstanding indebtedness, selling our assets or seeking to raise additional debt or equity capital.  Our losses, coupled with the financial difficulties of other party good competitors, could affect our ability to obtain such additional financing.  In addition, such financing may be unavailable or may be unavailable on favorable terms.  If adequate funds are unavailable or are unavailable on acceptable terms, we may be unable to develop or enhance our operations, products and services, take advantage of future opportunities or respond to competitive pressures.

Our Indebtedness Could Negatively Affect Our Financial Position

As of February 1, 2002, we had approximately $14.9 million of borrowings outstanding, which include amounts outstanding under our revolving line of credit, our subordinated debt, our mortgage, our note payable to an unrelated business partner, capital leases and other debt.  We are considerably more leveraged than some of our competitors, which might place us at a competitive disadvantage.  The substantial level of our indebtedness could:

•                  impair our ability to obtain additional financing for operations, capital expenditures or general corporate purposes;

•                  cause a substantial portion of our cash flow from operations to be spent on principal and interest payments;

•                  affect our ability to fund our operations;

•                  make us more vulnerable to economic or industry downturns and competitive pressures;

•                  prevent us from making interest and principal payments on our debt obligations;

•                  hinder our ability to adjust to changing market conditions; and

•                  prevent us from meeting certain financial tests contained in our debt obligations, which could lead to a default on those obligations.

Our Plans to Remodel and Relocate Stores May Reduce Profitability

In fiscal 2002, we plan to remodel and relocate four stores.  Any remodeling or relocating plan is subject to several risks, including the loss of sales during the remodeling or relocation period, cost overruns of the remodeling or relocation and failure to achieve increased sales after the remodeling or relocation.

Our Annual Results Are Significantly Dependent on the Results of Second and Fourth Quarters

We typically generate a significant portion of our operating income in our second and fourth fiscal quarters because of the seasonality of our revenues and promotional expenses.  Any factor that negatively affects our revenues or increases our operating expenses during our second and fourth fiscal quarters could negatively affect our annual results of operations.  As a result of the seasonality of our revenues, we expect to incur a loss in the first quarter of fiscal 2002 and for the first quarter of each fiscal year in the foreseeable future.  Although we typically realize strong sales during the third quarter, due to increased promotional activities, we have generally experienced a lower level of operating income for this quarter.

Competition May Reduce Our Revenues and Operating Income

Increased competition by existing or future competitors may reduce our sales and cause us to incur a loss.  As a result of competition from other specialty party supplies and paper goods retailers, as well as mass merchants, we have experienced reduced sales growth in our existing stores and incurred additional marketing and promotional expenses.  Many of our competitors have substantially greater financial resources than we do.  Some of our competitors have been, or may be, funded by certain members of the vendor community.  We may also encounter additional competition from new entrants in the future in our existing markets.

Our Business Depends on Continued Good Relations with Our Suppliers

Our failure to maintain good relationships with our principal suppliers or the loss of our principal suppliers could hurt our business.  Many of our principal suppliers currently provide us with incentives such as volume purchasing allowances and trade discounts.  If our suppliers were to reduce or discontinue these incentives, prices from our suppliers could increase, which could negatively impact our revenues.  Any supplier could discontinue selling to us at any time.

We May Move to the NASDAQ Bulletin Board

On February 14, 2002, the Nasdaq Stock Market notified us that we were not in compliance with two of its SmallCap market maintenance requirements, one requiring that we maintain a minimum market value of $1,000,000 public float, and one requiring that we maintain a minimum bid price of $1.00 per share.  We have until May 15, 2002 to comply with the minimum value of public float requirement, and we have until August 13, 2002 to comply with the minimum bid price requirement.  In order to comply with the minimum market value of public float requirement, our common stock must trade above $1.11 for at least 10 consecutive trading days prior to May 15, 2002.  If we do not trade at this level for the required time period, Nasdaq could delist our stock as early as the opening of business on May 16, 2002.  Meeting the minimum value of public float requirement would also put us in compliance with the minimum bid price standard of $1.00 per share.  If we do not satisfy the maintenance requirements, our common stock would trade on the Nasdaq Bulletin Board, or any other organized market on which our shares may be eligible for trading, unless we successfully appeal the decision by Nasdaq to delist our common stock.  Any move of our common stock from the Nasdaq SmallCap Market could cause the market price of our common stock to decline and could make it more difficult to buy and sell our common stock.  There can be no assurance that we will be able to satisfy the Nasdaq SmallCap Market’s maintenance requirements, or if we do so satisfy them, that we can continue to satisfy them in the future.

A Failure in Executing Our Franchise Program May Negatively Impact our Revenue

Our growth and success depends in part upon our ability to attract, contract with and retain qualified franchisees.  It also depends upon the ability of those franchisees to successfully operate their stores and promote and develop the Paper Warehouse and Party Universe store concept.  Although we have established criteria to evaluate prospective franchisees, and our franchise agreements include certain operating standards, each franchisee operates his/her store independently.  Various laws limit our ability to influence the day-to-day operations of our franchise stores.  We cannot assure you that franchisees will be able to successfully operate Paper Warehouse stores in a manner consistent with our concepts and standards.  As a result, our franchisees may operate their stores in a manner that reduces the gross revenues of these stores, and therefore reduces our franchise revenues.

A Change in Consumer Preferences Could Negatively Affect Our Business

If consumer demand for single-use, disposable party goods were to diminish, our revenues would be negatively affected.  For example, if cost increases in raw materials such as paper, plastic, cardboard or petroleum were to cause our prices to increase significantly, consumers might decide to forgo the convenience associated with single-use, disposable products and use standard dinnerware and flatware.  Similarly, changes in consumer preferences away from disposable products in favor of reusable products for environmental or other reasons could reduce the demand for our products.

Regional Risks May Affect Our Business

Because our operations are located principally in less than ten metropolitan areas, we are subject to certain regional risks, such as the economy, weather conditions, natural disasters and government regulations.  If any region in which we operate stores were to suffer an economic downturn or other adverse regional risks were to occur, our sales could decline.

We Are Unlikely to Recoup Our Original Investment in Our Internet Strategy

Although we have scaled-back the extent of, and minimized our financial exposure to, our e-commerce venture, operation of our website still requires management’s ongoing attention and the dedication of our merchandising, accounting and information systems departments.  In addition, although we have made attempts to minimize the financial impact of our web store, there are still incremental costs to operate the site.  Our website is unlikely to generate any profits and we are unlikely to recapture the money originally invested in our Internet strategy of approximately $2.5 million.

We Need to Anticipate and Respond to Merchandising Trends

Our success depends in part on our ability to anticipate and respond in a timely manner to changing merchandise trends and consumer demands.  We make merchandising decisions well in advance of the seasons during which we will sell the merchandise.  As a result, if we fail to identify and respond quickly to emerging trends, consumer acceptance of the merchandise in our stores could diminish, and we may experience a reduction in revenues.  We sell certain licensed products that are in great demand for short time periods, making it difficult to project our inventory needs for these products.  Significantly greater or less-than-projected product demand, could lead to one or more of the following:

•                  lost sales due to insufficient inventory;

•                  higher carrying costs associated with slower turning inventory;

•                  higher levels of carryover merchandise; and

•                  reduced or eliminated margins due to mark downs on excess or slow moving inventory.

ITEM 2.  PROPERTIES.

                We own a 23,000 square foot building in a suburb of Minneapolis, Minnesota, in which our headquarters is located.  A term note, equal to $1.0 million at February 1, 2002, is payable in monthly installments of $8,612, including interest at 7.125%, through May 2009, and is secured by a first mortgage on our office headquarters.

We lease a 23,600 square foot building in a suburb of Minneapolis, Minnesota for warehouse space.  We lease all the locations for our Company-owned stores.  We anticipate that any new Company-owned stores will have ten-year leases with at least one five-year renewal option.

We believe that the space provided by these properties is suitable and adequate to meet our operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material litigation nor are we aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended February 1, 2002.

ITEM 4A.               EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Other Key Personnel

The following table contains certain information about our executive officers as of March 1, 2002:

Name	Age	Position
Yale T. Dolginow	59	President, Chief Executive Officer and Chairman of the Board
Steven R. Anderson	55	Vice President and Chief Information Officer
Steven P. Durst	33	Vice President of Merchandising
Cheryl W. Newell	48	Vice President and Chief Financial Officer

The following table contains certain information about our other key personnel as of March 1, 2002:

Name	Age	Position
Michael A. Anderson	41	Vice President of Franchising
Kristen Lenn	34	Vice President of Human Resources
Willard V. Lewis	65	Vice President of Store Development
Carol A. Nelson	51	Vice President of Stores
Diana G. Purcel	35	Vice President, Controller and Chief Accounting Officer

Yale T. Dolginow has been our President, Chief Executive Officer, and one of our directors since 1986.  From 1982 to 1986, Mr. Dolginow served as President and Chief Executive Officer of Carlson Catalog Showrooms, Inc., which was a chain of 59 catalog showrooms located throughout the Midwest.  From 1981 to 1982, Mr. Dolginow served as Assistant to the President of Dayton Hudson Corporation (k/n/a Target Corporation).  From 1978 to 1980, Mr. Dolginow served as President of Modern Merchandising, Inc., a 70-store retail chain operating in several markets, and as Executive Vice President from 1977 to 1978.  From 1968 until 1976, Mr. Dolginow was the Chief Executive Officer and President of Dolgin’s, Inc., a chain of catalog showroom stores that operated in the Kansas City and St. Louis metropolitan markets.  Mr. Dolginow is a member of the advisory board of University of Kansas School of Business and a director of Bet Shalom Congregation, both not-for-profit organizations.  Mr. Dolginow and Diane C. Dolginow, one of our directors, are husband and wife.

Steven R. Anderson has served as our Vice President and Chief Information Officer since December 1998.  From May 1997 until June 1998, Mr. Anderson was Senior Vice President and Chief Information Officer for County Seat, a publicly held specialty soft goods retailer.  From 1986 to 1997, Mr. Anderson held a number of information systems positions, including Senior Vice President and Chief Information Officer at Best Buy Co., a publicly held specialty retailer.

Steven P. Durst has served as Vice President of Merchandising since 1998.  Mr. Durst joined us in 1995 as Director of Information Systems, and became Vice President of Information Systems in 1997.  From 1990 to 1995, Mr. Durst was employed by Exxon Corporation where he performed various engineering and business planning functions.  Mr. Durst is the son-in-law of Mr. and Mrs. Dolginow, two of our directors.

Cheryl W. Newell has served as our Vice President and Chief Financial Officer since August 1997.  From 1991 to August 1997, Ms. Newell was a Vice President with the Corporate Banking Group at U.S. Bancorp, a bank holding company, responsible for management of desktop technology, disaster recovery and training and development. From 1986 to 1991, Ms. Newell was a Vice President with Citicorp (k/n/a Citigroup), a bank holding company.  From 1976 to 1986, Ms. Newell was a Vice President at Norwest Bank (k/n/a Wells Fargo Corporation).

Michael A. Anderson has served as our Vice President of Franchising since 1999.  From 1991 to 1999 Mr. Anderson served as our Controller.  From 1987 to 1991, Mr. Anderson was an accountant at Luri, Eiger, Besikof & Company, a Minneapolis public accounting firm.  From 1982 to 1986, Mr. Anderson was a staff accountant with Marvin O. Anderson, LPA, a public accounting firm located in Minnesota.

Kristen Lenn has served as our Vice President of Human Resources since August 1997.  From 1994 to 1997, Ms. Lenn was a Senior Consultant with McGladrey & Pullen LLP (k/n/a RSM McGladrey, Inc.), a public accounting and consulting firm, and provided a wide range of human resources services to clients.  From 1989 to 1994, Ms. Lenn held a number of positions for mid-size companies implementing human resources strategies.

Willard V. Lewis has served as our Vice President of Store Development since 1997.  Mr. Lewis served as our Director of Development from 1992 to 1997.  From 1990 to 1992, Mr. Lewis served as Vice President of Network Facilities Professionals, Inc., a Minnesota-based computer software firm.

Carol A. Nelson has served as our Vice President of Stores since 1997.  Ms. Nelson joined us as Director of Stores from 1994 to 1997.  From 1992 to 1994, Ms. Nelson was Director of Stores of CBR, Inc., a privately owned retailer, specializing in airport retail.  From 1976 to 1992, Ms. Nelson served as a District Manager, managing 17 stores in a five-state area, for Best Products, Inc.

Diana G. Purcel has served as our Controller and Chief Accounting Officer since 1999 and as one of our Vice Presidents since 2000.  She is a certified public accountant.  From 1998 to 1999, Ms. Purcel was Divisional Controller for Corporate Planning and Reporting for Damark International, Inc. (k/n/a Provell, Inc).  From 1994 to 1998, Ms. Purcel was a Senior Analyst with Dayton Hudson Corporation (k/n/a Target Corporation).  Prior to joining Dayton Hudson Corporation and since 1988, Ms. Purcel was a senior auditor with Arthur Andersen LLP.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                (a) Market Information

Since August 4, 2001, our common stock has traded on the NASDAQ SmallCap Market under the symbol “PWHS”.  Prior to August 4, 2001, and since November 25, 1997, our common stock traded on the NASDAQ National Market under the same symbol.  The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on the NASDAQ SmallCap and National Markets.  These prices reflect the retroactive application of our one-for-three reverse stock split, as if the reverse stock split had occurred on January 28, 2000.  These prices do not include commissions, mark-ups or markdowns.

Fiscal Year 2001	High	Low
First Quarter	$1.94	$0.55
Second Quarter	2.00	1.25
Third Quarter	1.36	0.47
Fourth Quarter	0.91	0.56

Fiscal Year 2000	High	Low
First Quarter	$5.25	$2.64
Second Quarter	4.68	1.89
Third Quarter	5.07	3.00
Fourth Quarter	4.32	2.16

(b) Holders

As of April 25, 2002, we had approximately 150 shareholders of record and an estimated 800 beneficial shareholders.

(c) Dividends

We have never declared or paid any cash or stock dividends with respect to our common stock, as it is our policy, and the policy of our Board of Directors, to retain any earnings to provide for our growth and development.  In addition, the declaration and payment of dividends is prohibited under our revolving line of credit agreement as well as the trust indenture for our subordinated debt.

(d) Recent Sale of Unregistered Securities

We did not engage in any unregistered sales of equity securities during our fiscal year ended February 1, 2002.

ITEM 6.  SELECTED FINANCIAL DATA.

The Selected Financial Data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.  The Selected Financial Data as of and for the fiscal years ended February 1, 2002, February 2, 2001 and January 28, 2000 (fiscal years 2001, 2000 and 1999) have been derived from our Consolidated Financial Statements as audited by Grant Thornton LLP, independent certified public accountants.  The Selected Financial Data as of and for the two years ended January 29, 1999 (fiscal years 1998 and 1997) have been derived from our Consolidated Financial Statements as audited by KPMG LLP, independent certified public accountants.

Summary of Financial and Operating Data

(Dollars in thousands, except per share data)

	Fiscal Year
Statement of Operations Data:	2001	2000	1999	1998	1997
Revenues	$86,809	$90,246	$82,371	$63,491	$52,949
Repositioning and store closing (credits) provision, net	(121)	(970)	3,962	—	—
Operating (loss) income	(4,768)	605	(6,496)	(667)	889
Income tax (provision) benefit (1)	(3,733)	295	2,970	324	(6)
Net loss	(9,801)	(434)	(4,449)	(521)	(191)
Basic and diluted net loss per share (2)	(5.20)	(0.27)	(2.88)	(0.34)	—
Pro forma net loss (3)	—	—	—	—	(207)
Pro forma diluted net loss per share (2) (3)	—	—	—	—	(0.24)

Other Data:
Number of stores open at year end:
Company-owned stores	100	98	102	97	73
Franchise stores	52	49	47	46	51

Comparable store sales (decrease) increase (4) (5)	(2.6% )	5.8%	9.5%	2.9%	9.7%

Balance Sheet Data:
Working capital	$(4,662)	$4,910	$4,701	$5,369	$9,383
Total assets	27,772	34,400	37,389	30,453	21,017
Long-term debt less current maturities (6)	1,462	5,946	6,448	1,497	1,267
Total stockholders’ equity	593	10,412	9,641	14,090	14,594

(1)                                  We recorded a valuation allowance against our deferred tax asset equal to approximately $6.1 million in fiscal year 2001.

(2)                                  Reflects the retroactive application of our April 2001 one-for-three reverse stock split, as if the reverse stock split had occurred on February 1, 1997.

(3)                                  For the period from February 1, 1993 through November 28, 1997, we were an S-Corporation.  We have reflected a pro forma provision for income taxes for this period as if we were subject to corporate income taxes.

(4)                                  Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operation.

(5)                                  For purposes of computing the increase in comparable store sales, this computation assumes fiscal 2000 was a 52-week year.

(6)                                  Long-term debt consists of total debt, including capital lease obligations, less current maturities.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All forward-looking statements in this Annual Report on Form 10-K are based on information currently available to us as of the date of this Annual Report on Form 10-K, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors may include, among others, those factors listed in Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission.  The following discussion should be read in conjunction with “Selected Financial Data” above (Item 6 of this Annual Report on Form 10-K) and our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a chain of retail stores specializing in party supplies and paper goods.  As of February 1, 2002, we operated 100 stores in ten states throughout the central and western regions of the United States under the names Paper Warehouse and Party Universe, and a website which can be accessed at www.PartySmart.com.  Additionally, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.  We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987.  In growing the number of Company-owned stores, we employed a strategy of clustering stores in our principal markets to:

•             provide our customers with convenient store locations;

•             expand our total market share; and

•             achieve favorable economies of scale.

Fiscal year

Our fiscal year ends on the Friday closest to January 31st.  Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks.  Our fiscal year ended February 1, 2002 (fiscal 2001) consisted of 52 weeks, our fiscal year ended February 2, 2001 (fiscal 2000) consisted of 53 weeks, and our fiscal year ended January 28, 2000 (fiscal 1999) consisted of 52 weeks.

Basis of Presentation

The financial results presented and discussed herein, reflect the results of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Revenues

Total revenues consist of retail sales from our Company-owned stores and e-commerce website, and franchise related fees.  Franchise related fees include royalties we receive on sales, generally 4-5% of the store’s sales, and initial franchise fees, recognized at the time the franchisee signs a lease for a store, and at which time we have substantially performed all of our services.  Company-owned stores enter the comparable store sales base at the beginning of their thirteenth month of operation.

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

Results of Operations

The following table sets forth for the periods indicated, certain costs and expenses as a percentage of total revenues and retail sales:

	Fiscal Year Ended
	February 1, 2002	February 2, 2001	January 28, 2000
Costs of products sold and occupancy costs:
as % of total revenues	67.1%	65.2%	67.2%
as % of retail sales	68.3%	66.3%	68.2%

Store operating expenses:
as % of total revenues	26.4%	24.4%	23.7%
as % of retail sales	26.8%	24.8%	24.0%

General and administrative expenses:
as % of total revenues	12.1%	10.8%	12.2%
as % of retail sales	12.3%	11.0%	12.4%

Number of Company-owned stores	100	98	102

Fiscal Year Ended February 1, 2002 (Fiscal 2001 — 52 weeks) Compared to Fiscal Year Ended February 2, 2001 (Fiscal 2000 — 53 weeks)

Revenues

Retail Sales.  Retail sales of $85.3 million for fiscal 2001 decreased $3.5 million, or 3.9%, from retail sales of $88.8 million for fiscal 2000.  Fiscal 2001 contained 52 weeks compared to 53 weeks for fiscal 2000.  Excluding the 53rd week for fiscal 2000, equal to approximately $1.2 million of sales, retail sales declined 2.6% year-over-year.  Our fiscal 2001 sales were negatively impacted by the weakened economy, which was compounded by the September 11, 2001 tragedy, and resulting effect on consumer confidence.  Although our seasonal category sales consistently performed well during fiscal 2001, our everyday product categories performed at below prior year levels.  Sales from our Internet website were not significant during fiscal 2001, although the website’s results reflected substantial improvement since it’s relaunch in the third quarter of fiscal 2000.  During fiscal 2001, we opened two Company-owned stores, bringing the total to 100 as of February 1, 2002, compared to 98 at the end of fiscal 2000.  Comparable store sales for fiscal 2001 decreased 2.6% from the prior year comparable period, and were calculated assuming fiscal 2000 was a 52-week year.  This growth rate compares to a comparable store sales increase of 5.8% for fiscal 2000.  Looking forward, we anticipate comparable-store increases to result from increased advertising, selected price increases and additional in-store promotional activity.

Franchise Related Fees.  Fiscal 2001 franchise related fees of $1.5 million increased $56,000, or 3.9%, over fees for fiscal 2000.  The year-over-year increase reflects increased royalties from increased franchise store sales and higher initial franchise fees.  For both fiscal 2001 and 2000, royalty payments averaged 4% of franchise store sales.  During fiscal 2001, seven franchise stores opened and four franchise stores closed, bringing the total franchise stores to 52 as of February 1, 2002, compared to 49 at the end of fiscal 2000.

Costs and Expenses

Cost of Products Sold and Occupancy Costs.  Cost of products sold and occupancy costs totaled $58.3 million, or 68.3% of retail sales, for fiscal 2001, as compared to $58.9 million, or 66.3% of retail sales, for fiscal 2000.  We realized a significant decrease in our product margins during fiscal 2001 as compared to the prior year.  The lower margin reflects the implementation, during the second half of the year, of an aggressive markdown program in which we elected to take faster and deeper markdowns than we had previously done.  This strategy enabled us to reduce carryover and remove slower moving items from our merchandise assortment.  This strategy has also allowed us to purchase fresher and trendier merchandise for fiscal 2002.  We reflect our inventories at the lower of cost (as determined on a first-in, first-out basis) or market.  Occupancy costs were slightly higher year-over-year primarily due to the opening of two new stores.  Looking forward, we expect to realize improved gross margins as compared to fiscal 2001, resulting from the clean-up and removal of slower-moving items from our merchandise assortment.

Store Operating Expenses.  Store operating expenses for fiscal 2001 were $22.9 million, or 26.8% of retail sales, as compared to $22.0 million, or 24.8% of retail sales, for the comparable period in the prior year.  More than half the increase in the percentage year-over-year is due to an increase in fixed labor costs.  Although somewhat dissipated, we continue to realize higher wage rate pressure due to the tightness of certain labor markets.  Our labor needs, particularly for seasonal events, are projected based on an expected sales volume, which didn’t materialize in fiscal 2001.  We also realized higher net advertising costs year-over-year due to our investment in two additional flyers in the second and third quarters of fiscal 2001 in an effort to bring additional customers into our stores.  Looking forward to fiscal 2002, we expect store operating expense dollars to increase over fiscal 2001, primarily due to our goal for maintaining appropriate staffing levels, and to a lesser degree, due to rate increases.

General and Administrative Expenses.  General and administrative expenses were $10.5 million, or 12.1% of total revenues, for fiscal 2001, compared to $9.7 million, or 10.8% of total revenues, for fiscal 2000.  Excluding the 53rd week of sales reflected in fiscal 2000’s results of approximately $1.2 million, fiscal 2000 general and administrative expenses as a percentage of total revenue were 11.1%.  The year-over year increase reflects costs associated with the leasing and maintenance on our back-office computer systems for our Company-owned stores, which were installed during fiscal 2001.  The increase also reflects higher health insurance costs, as we absorbed a larger percentage of the health insurance coverage during fiscal 2001.  In addition, during fiscal 2001 we incurred higher marketing costs for our franchise operations to gain additional exposure in order to improve franchise sales.  Looking forward, we expect general and administrative expenses to remain relatively flat to 2001 levels, or decrease as we vigilantly strive to maintain or reduce costs.

Repositioning Credits/Provision.  In the event we plan to close a store before its lease has expired, we provide for any remaining lease obligation, net of expected sublease recovery, in the period we adopt the plan to close the store.  During fiscal 2001, we sublet one store location and reversed $230,000 of our repositioning reserve that was recorded during fiscal 1999.  In addition, during fiscal 2001, we recorded a provision of $108,000 equal to the remaining lease obligations on a store that was subsequently relocated.

We review long-lived assets for impairment annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference if the fair value is less than the carrying amount of the asset.  No impairment loss was recognized in either fiscal 2001 or fiscal 2000.

Interest Expense.  For fiscal 2001, interest expense of $1.4 million, or 1.7% of total revenues, decreased 14%, or $237,000 from interest expense of $1.7 million for fiscal 2000.  The decrease from prior year reflects a lower level of borrowings on our revolving credit facility throughout the year, stemming from our ability to defer approximately $3.0 million in trade payments with some of our largest vendors, as well as substantial reductions throughout the year in the prime rate.  The interest favorability was partially offset by the write-off of approximately $75,000 in deferred financing costs associated with our previous line of credit.  We expect interest expense for fiscal 2002 to be slightly lower than fiscal 2001 levels, reflecting a full year’s impact of the lower prime rate, partially offset by a higher level of borrowings on our revolving line of credit.

Net Loss.  As a result of the factors discussed above, we realized a net loss of $9.8 million, or $5.20 per diluted share, in fiscal 2001.  For fiscal 2000, we realized a net loss of $434,000, or $0.27 per diluted share.

Income Tax Benefit and Valuation Allowance.  Our fiscal 2001 results reflect our decision to record a full valuation allowance against our deferred tax asset equal to approximately $6.1 million, as prescribed by authoritative accounting guidance.  Realization of the net operating loss carryforwards and other deferred tax timing differences is contingent on future taxable earnings.  The recording of this allowance does not have any impact on, or correlation to, our ability to operate as a continuing enterprise.

Our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding the recoverability of the deferred tax asset.  We continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied.

Fiscal Year Ended February 2, 2001 (Fiscal 2000 — 53 weeks) Compared to Fiscal Year Ended January 28, 2000 (Fiscal 1999 — 52 weeks)

Revenues

Retail Sales.  Retail sales of $88.8 million for fiscal 2000 increased $7.7 million, or 9.4%, over retail sales of $81.1 million for fiscal 1999.  Fiscal 2000 contained 53 weeks compared to 52 weeks for fiscal 1999.  The increase reflected the continued maturation of our store base, as approximately $4.5 million of the increase was attributable to an increase in comparable store sales.  The year-over-year increase also reflected sales of approximately $1.2 million for the additional week in fiscal 2000.  Sales from our Internet website, which became operational in the third quarter of fiscal 1999, were not significant during fiscal 2000, as our site was under construction through the first half of the year and was relaunched in the third quarter.  During fiscal 2000, we opened one and closed five Company-owned stores, bringing the total to 98 as of February 2, 2001, compared to 102 at the end of fiscal 1999.  Comparable store sales for fiscal 2000 increased 5.8% over the prior year comparable period, and were calculated assuming fiscal 2000 was a 52-week year.  This growth rate compared to a comparable store sales increase of 9.5% for fiscal 1999.  The reduction in comparable sales was attributable to a disappointing fourth quarter in which we realized a comparable sales decline of 3%.  In comparison, for the first nine months of fiscal 2000, we reported a comparable sales increase of over 9%.

Franchise Related Fees.  Fiscal 2000 franchise related fees of $1.5 million increased 17.2% over fees of $1.2 million for fiscal 1999.  The year-over-year increase reflected increased royalties from increased franchise store sales and higher initial franchise fees.  For both fiscal 2000 and 1999, royalty payments averaged 4% of franchise store sales.  During fiscal 2000, three franchise stores opened and one franchise store closed, bringing the total franchise stores to 49 as of February 2, 2001, compared to 47 at the end of fiscal 1999.

Costs and Expenses

Cost of Products Sold and Occupancy Costs.  Cost of products sold and occupancy costs totaled $58.9 million, or 66.3% of retail sales, for fiscal 2000, as compared to $55.3 million, or 68.2% of retail sales, for fiscal 1999.  We realized an increase in our product margins as compared to the prior year.  The higher margin reflected selected price increases that were implemented early in fiscal 2000 in addition to a strong graduation season, in which higher graduation sales were augmented by increased sales for solid color merchandise, which typically carry higher margins.  Increased purchasing allowances as negotiated with our vendors additionally contributed to the gross margin favorability for fiscal 2000 versus fiscal 1999. We realized increased sales across the majority of our product categories year-over-year.  However, we also experienced margin pressure in the juvenile birthday category due to increased sales of licensed products, which typically has a lower margin.  The year-over-year favorability also reflected payments applied against the store closing reserve in fiscal 2000 for rent, common area maintenance and real estate taxes on the stores that were reserved for during fiscal 1999.

Store Operating Expenses.  Store operating expenses for fiscal 2000 were $22.0 million, or 24.8% of retail sales, as compared to $19.5 million, or 24.0% of retail sales, for the comparable period in the prior year.  The increase in the percentage primarily reflected a 17% increase in fixed labor costs for the fourth quarter against a relatively flat sales base.  Our fourth quarter labor needs were projected based on an expected sales volume, which didn’t materialize in fiscal 2000.  In addition, we continued to realize higher wage rate pressure due to the tightness of certain labor markets.  Through the third quarter of fiscal 2000, store operating expenses as a percentage of retail sales were favorable to prior year store operating expenses as a percentage of retail sales.

General and Administrative Expenses.  General and administrative expenses were $9.7 million, or 10.8% of total revenues, for fiscal 2000 compared to $10.1 million, or 12.2% of total revenues, for fiscal 1999.  The year-over year favorability reflected a concerted attempt during fiscal 2000 to reduce overall general and administrative expenses.

Repositioning Credits.  During fiscal 2000, we sublet three store locations and terminated the lease on one store location.  We reversed $970,000 of our repositioning reserve that was recorded during fiscal 1999.

Interest Expense.  For fiscal 2000, interest expense of $1.7 million, or 1.9% of total revenues, increased $487,000 over interest expense for fiscal 1999.  The increase over fiscal 1999 reflected an increased level of borrowing from our revolving credit facility necessary to fund working capital requirements, in addition to a full year of interest payments related to our convertible subordinated debentures, which were issued during the second quarter of fiscal 1999.  Interest expense also increased due to the amortization of the deferred financing costs related to our financing activities and increases in the prime rate.

Other Income, net.  Other income, net of other expense, of $335,000 for fiscal 2000 primarily reflected the receipt of $200,000 as consideration for terminating the lease on our warehouse facility.  Other income of $368,000 for fiscal 1999 included the receipt of approximately $250,000 from a landlord as consideration for terminating the lease on a store.

Net Loss.  As a result of the factors discussed above, we realized a net loss of $434,000, or $0.27 per diluted share, in fiscal 2000 as compared to a net loss of $4.4 million, or $2.88 per diluted share, for fiscal 1999.  The per share data has been adjusted to reflect our one-for three reverse stock split.

Seasonality

Generally, our results of operations have fluctuated from quarter to quarter because of variations in revenues and operating expenses.  We generate a significant portion of our operating income in our second and fourth fiscal quarters because of seasonal events.  Any factor that negatively affects our revenues or increases our operating expenses during the second and fourth fiscal quarters could negatively affect our annual results of operations.  As a result of the seasonality of our revenues, we expect to incur a loss in the first quarter of each year for the foreseeable future.  Although we typically realize strong sales during the third quarter, due to increased promotional activities, we have historically experienced reduced operating income for this quarter.

Our results of operations also fluctuate from quarter to quarter as a result of the following:

•                  the timing of new store openings, remodels or relocations;

•                  costs associated with new store openings, remodels or relocations; and

•                  expenses incurred to support our expansion strategy.

Liquidity and Capital Resources

Our liquidity needs vary throughout the year as a result of the seasonal nature of our business.  Our cash availability also fluctuates as a result of:

•                  the level of our inventory, which primarily determines our line-of-credit borrowing capacity;

•                  quarterly fluctuations in revenues and operating income;

•                  timing of seasonal purchases;

•                  timing of new store openings, remodels and/or relocations;

•                  intra-month cash needs for payment of rent, payroll and other operational payables; and

•                  our revolving line of credit covenants.

Our primary cash requirements are for ongoing operations, consisting primarily of investments in our inventory, costs associated with payroll, and payments on our store leases consisting of rent, common area maintenance and real estate taxes.

Our primary sources of cash have been:

•                  borrowings under our revolving line of credit;

•                  extended payment terms negotiated with several of our largest vendors and with certain of our landlords;

•                  proceeds from financings such as our shareholder rights offering, our public sale of convertible subordinated debt, the refinancing of our mortgage and our initial public offering;

•                  everyday payment terms from venders; and

•                  lease financings.

In order to provide us with the liquidity needed during the first quarter of fiscal 2002, we entered into a short-term loan of $1,000,000 with an unrelated business partner, due May 1, 2002.  In addition, we recently sold our 13 stores in the Seattle market for approximately $4.5 million.  The proceeds from the sale will provide us with the additional liquidity necessary to meet our short-term working capital needs.

During the first quarter of fiscal 2000, our Chairman and Chief Executive Officer issued a $1.2 million standby letter of credit that resulted in the lender on our revolving line of credit providing an additional $1.2 million advance over our existing revolving line of credit.  During the first quarter of fiscal 2001, in order to provide us with the liquidity we needed to fund our operations into the second quarter, we negotiated extended payment terms with several of our largest vendors.  The arrangements with our vendors resulted in the extended dating of approximately $3.0 million of trade payments which were repaid in full during fiscal 2001 as agreed upon.  In addition, we were able to extend approximately $500,000 of rent payments into the second half of fiscal 2001 or beyond.

Our working capital was approximately ($4.7 million) at February 1, 2002 compared to $4.9 million at February 2, 2001.  Our current ratio was 0.80 to 1.00 at February 1, 2002 compared to 1.31 to 1.00 at February 2, 2001.  The year-over-year change in our working capital and current ratio calculations reflects the reclassification of our subordinated covertible debt due in 2005 as current as a result of a breach of one covenant under our indenture as of February 1, 2002 and a reduction of $1.1 million in merchandise inventory levels.  The change also reflects a higher 2001 end of year balance on our revolving line of credit and accounts payable, as well as the current year addition of a $1.0 million note payable to an unrelated business partner.

Net cash used for operations for each of the last three fiscal years was approximately $490,000 in fiscal 2001, $175,000 in fiscal 2000 and $999,000 in fiscal 1999.  The cash used in fiscal 2001 reflects the current year loss, net of depreciation and amortization, partially offset by a $1.1 million reduction in inventory and a $1.8 million increase in accounts payable.  The reduction in inventory levels reflects our decision during fiscal 2001 to aggressively remove slower moving merchandise from our assortment.  The increase in accounts payable reflects the consolidation of certain segments of our business to some of our larger vendors who offer more extended terms than some of our smaller vendors.  The cash used in fiscal 2000 primarily reflects a planned reduction in merchandise inventory levels and a reduction in accounts payable.  We continue to strive, when possible, to take advantage of cash discounts and other favorable terms that are offered by our vendors.  The cash used in fiscal 1999 primarily reflects increases in merchandise levels, partially offset by increases in accounts payable.

Net cash used for investing activities was approximately $776,000 for fiscal 2001, $987,000 for fiscal 2000 and $3.2 million for fiscal 1999.  The use of cash in fiscal 2001 and fiscal 2000 consisted almost entirely of capital expenditures related to upgrading our information systems and remodeling our Company-owned stores.  Capital expenditures during fiscal 1999 primarily represented expenditures necessary to develop and launch our website and expenditures related to the opening of new stores.  We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies.  We anticipate that we will spend an aggregate $1.1 million on capital expenditures during fiscal 2002 for four store relocations, four remodels of existing stores, and continuing investments in information systems.  We seek to lease sites, of approximately 8,500 square feet, for our Company-owned stores rather than own real estate.  If the number of stores we plan to open, relocate or remodel increases or decreases, this estimate may change accordingly.  Our plans may also vary based upon the availability of suitable locations and the availability of acceptable terms.  It is our intention to finance new store fixtures and equipment with long-term leases, assuming availability and reasonable terms.  We may additionally seek to acquire existing stores from franchisees.  At present, we have no agreement to acquire any franchise store.

                Net cash provided by financing activities was $1.1 million for fiscal 2001 and fiscal 2000, and $3.6 million for fiscal 1999.  The generation of cash in fiscal 2001 reflects the proceeds received from a $1.0 million note from an unrelated business partner in addition to increases in our revolving line of credit, partially offset by required payments on our long-term debt.  The generation of cash in fiscal 2000 primarily reflects the net proceeds received from our shareholder rights offering.  Cash provided by financing activities in 1999 reflects our subordinated debt offering, the refinancing of our mortgage and the financing of our capital leases.

During fiscal 1999, we issued convertible subordinated debentures in an aggregate principal amount of $4.0 million, which mature in 2005, and are convertible at $9.00 into approximately 444,000 shares of our common stock.  We received net proceeds of approximately $3.2 million from the issuance of these debentures, which were used to develop and implement our Internet website, to repay indebtedness and for other general corporate purposes.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  Until September 15, 2000, the debentures bore interest at an annual rate of 9.0% that was payable quarterly.  As a result of our fiscal 1999 financial results, we were in breach of a covenant that required a minimum consolidated tangible net worth.  However, we were current on all required payments under the indenture.  During fiscal 2000, we received a waiver of this breach and approval of an amendment to the indenture from our debenture holders.  In consideration for the waiver and amendment of certain covenants, we increased the interest rate to an annual rate of 10.5%, effective as of September 15, 2000.

As of February 1, 2002, we were in breach of a covenant under the indenture that requires a minimum consolidated net worth of $7.0 million.  We are current, however, on all required payments under the indenture.  Under the indenture, if this breach continues until June 16, 2002, it will become an “Event of Default.”  An “Event of Default” would permit either the indenture trustee or the holders owning at least 25% in principal amount of the outstanding debentures to declare all of the $4.0 million of outstanding debentures to be immediately due and payable.  An “Event of Default” under our indenture would also cross-default our revolving credit agreement and would provide our secured lender with the right to prevent us from paying future principal or interest payments to the holders of our subordinated debentures until such “Event of Default” is cured, waived or ceases to exist, if such lender exercised such right.  We will ask our debenture holders, prior to June 16, 2002, to waive this breach and to approve amendments to our indenture to eliminate the covenants that require us to satisfy certain financial tests.  In the future, we may also consider a program to repurchase our outstanding debentures, provided that we have the funds available for such program and that our secured lender has approved such a program.  Due to our breach, the $4.0 million convertible subordinated debentures are reflected as current debt in our consolidated balance sheet at February 1, 2002.

We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in September 2004.  Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory.  As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks and at certain times during the year.  At February 1, 2002 and February 2, 2001, we had borrowings outstanding of approximately $7.7 million and $6.9 million, respectively, under our revolving line of credit facilities.  Capacity under our revolving line of credit is largely contingent on our inventory levels as well as an advance rate on those inventory levels.  The advance rate is determined based on a third party valuation of our inventory that takes into consideration among other factors, the quality of our inventory, in addition to the expected rate of sale and the estimated costs should a liquidation of the inventory be required.  A significant decline in the valuation of our inventory as a result of any of the factors above could have a significant impact on our borrowing capacity and on our ability to meet short-term obligations.

                The credit agreement also contains covenants, that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  We were in compliance with, or obtained a waiver for, all of our financial covenants as required by the credit facility at February 1, 2002.  If an “Event of Default” occurs under our trust indenture, however it will cross-default our revolving credit agreement.

During fiscal 1999, we refinanced our corporate office building.  The term note, equal to $1.0 million at February 1, 2002, is payable in monthly installments of $8,612, including interest through May 2009, and is secured by a first mortgage on our office headquarters.

We lease all of our retail stores under noncancelable operating leases that have various expiration dates.  Some of our operating leases provide for scheduled increases in base rentals over their terms.  For these leases, we recognize the total rental amounts due over the lease terms on a straight-line basis, and we establish corresponding deferred rent credits for the differences between the amounts recognized and the amounts paid.

It is our intention to finance new store fixtures and equipment with long-term leases, provided that financing options are available, and on reasonable terms.

In addition to commitments we have related to our lease obligations, we also have required payments to be made on our debt outstanding.

The following is a schedule summarizing some of our contractual obligations at February 1, 2002:

	Payments due by period
Contractual Obligations:	Total	Less than 1 year	1-2 years	3-4 years	After 4 years
Debt obligations (1) (2) (3)	$5,128,675	$4,093,520	$108,845	$80,019	$846,291
Capital lease obligations (2)	1,012,429	560,635	451,794	—	—
Operating leases	60,055,637	10,993,108	19,511,957	14,811,262	14,739,310
Total contractual cash obligations	$66,196,741	$15,647,263	$20,072,596	$14,891,281	$15,585,601

(1)           Debt obligations reflect required principal payments on debt existing at February 1, 2002, excluding a $1.0 million note payable due in full on June 1, 2002 and $100,000 of subordinated notes payable on demand.  In addition, the debt obligations disclosure above does not reflect our $15.0 million revolving line-of-credit facility that had a balance outstanding of approximately $7.7 million at February 1, 2002.

(2)           We define current maturities of long-term debt and capital lease obligations as being due within a twelve-month period from February 1, 2002.

(3)           The $4.0 million convertible subordinated debentures are reflected as current debt in our consolidated balance sheet at February 1, 2002 as a result of the breach of one covenant under our indenture.

In addition to the contractual obligations above, we have a multi-year partnership with a vendor to be the exclusive supplier for greeting cards for our Company-owned and franchise stores.  As of February 1, 2002, we have a remaining contractual obligation of approximately $27.5 million for chain-wide purchases of greeting cards and gift-wrap.  We estimate that these purchase commitments will be fulfilled over a four-year period.

As discussed above, with the passage of time, unless it is cured, we will be in default of a financial covenant in the indenture under which our subordinated debentures were issued, which will also cause a default under our revolving line of credit facility.  Although we intend to obtain from our debenture holders a waiver of this default, we may not be successful.  In the event repayment of the amounts outstanding under either our outstanding debentures or the revolving credit line were to be accelerated, we may not have the funds readily available to satisfy such obligations or meet other operating cash needs of our business.  In addition, if such acceleration were to occur, at that time, we would evaluate our options to attempt to remedy such acceleration.  In general, our highly-leveraged financial condition, as well as the possible reactions of customers, employees, suppliers and franchisees to publicity regarding our continuing losses, make it extremely difficult to predict our actual liquidity needs. The assumptions underlying our projections as to such needs, therefore, may not be realized.

Provided our subordinated debt and revolving credit line are not accelerated as a result of an “Event of Default” under our trust indenture or our credit facility, we believe that the liquidity sources described above, together with the net proceeds from the sale of our 13 stores in the Seattle market and funds expected to be generated from operations, will be adequate to meet our cash needs through the remainder of fiscal 2002.

Inflation

We do not believe that inflation has had a material impact upon our historical operating results, and we do not expect it to have a material impact in the future.  There can be no assurances, however, that our business will not be affected by inflation in the future.  We could be negatively impacted by substantial cost increases for raw materials such as paper, petroleum and cardboard, as significant cost increases in these areas could have a material impact on our costs of products in future periods.

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

ITEM 8.                                                     FINANCIAL STATEMENTS.

The Company’s Consolidated Financial Statements and the reports of its independent certified public accountants are included elsewhere in this Annual Report on Form 10-K.   The index to these financial statements is included in Item 14 (a) (1) of this Annual Report.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Directors of the Registrant

The information under the captions “Election of Directors—Information About Nominees” and “Election of Directors—Other Information About Nominees” in our 2002 Proxy Statement is incorporated herein by reference.

(b) Executive Officers of the Registrant

Information concerning our Executive Officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of the Registrant.”

(c) Compliance with Section 16 (a) of the Exchange Act

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 11.               EXECUTIVE COMPENSATION.

The information under the captions “Election of Directors—Directors’ Fees and Compensation Committee Interlocks” and “Executive Compensation and Other Benefits” in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption “Principal Shareholders and Beneficial Ownership of Management” in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption “Certain Relationships and Related Transactions” in our 2002 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)                               Documents Filed as Part of this Report

(1)                      Consolidated Financial Statements:

The following Consolidated Financial Statements are included in this Annual Report on Form 10-K:

(2)                    Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

Reserve for Store Closings	Balance at beginning of year	Provision	Charges/ Write-offs	Credits	Balance at end of year
Fiscal year ended February 1, 2002	$1,315,000	$108,000	$498,000	$230,000	$695,000

Fiscal year ended February 2, 2001	$3,000,000	$—	$715,000	$970,000	$1,315,000

Fiscal year ended January 28, 2000	$—	$3,000,000	$—	$—	$3,000,000

The reserve for store closings at the end of fiscal 2001 reflects a provision of $108,000 for the remaining lease obligations on a store that was subsequently relocated during the first quarter of fiscal 2002.  In addition, the reserve for store closings also reflects reductions related to ongoing payments of rent, common area maintenance, real estate taxes and other miscellaneous expenses on the stores that were closed during fiscal 1999, as well as beneficial adjustments of $230,000 resulting from the subleasing of one store location.

All other schedules have been omitted since they are not required, not applicable or the information has been included in the financial statements or the notes thereto.

(3)                      Exhibits:

                The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto.

                A copy of any of the exhibits listed in the Exhibit Index or referred to below will be furnished at a reasonable cost to any person who was a shareholder of the Company on April 25, 2002, upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to Paper Warehouse, Inc., 7630 Excelsior Boulevard, Minneapolis, Minnesota 55426; Attn: Shareholder Relations.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

1.                                       1997 Stock Option and Compensation Plan  (incorporated by reference to our Registration Statement on Form S-1 File No. 333-36911).

2.                                       Directors’ Stock Option Plan (incorporated by reference to our Registration Statement on Form S-1 File No. 333-36911).

3.                                       1998 Employee Stock Purchase Plan (incorporated by reference to our Form 10-K for fiscal year ended January 29, 1999 File No. 000-23389).

4.                                       Amendments to 1997 Stock Option and Compensation Plan  (incorporated by reference to our Annual Report on Form 10-K for fiscal year ended January 28, 2000 and to our Quarterly Report on Form 10Q for the quarter ended April 28, 2000, File No. 0-23389).

(b)          Reports on Form 8-K.

                We did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2001.

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders

Paper Warehouse, Inc.:

We have audited the accompanying consolidated balance sheets of Paper Warehouse, Inc. and subsidiaries as of February 1, 2002 and February 2, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paper Warehouse, Inc. and subsidiaries as of February 1, 2002 and February 2, 2001 and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company was in breach of a financial covenant under its subordinated convertible debt agreement on February 1, 2002 and a waiver of the breach has not yet been obtained.  If a waiver of the breach is not obtained, payments on the subordinated convertible debentures and the revolving line of credit could be accelerated.  This factor raises substantial doubt about the Company's ability to continue as a going concern and satisfy all current obligations as they become due.  Management's plan in regard to this matter is described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II of Paper Warehouse, Inc. and subsidiaries for each of the three years in the period ended February 1, 2002.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 12, 2002 (except for Note 17 as to which the date is April 23, 2002)

PAPER WAREHOUSE, INC. and SUBSIDIARIES

Consolidated Balance Sheets

February 1, 2002 and February 2, 2001

	February 1, 2002	February 2, 2001
ASSETS

Current assets:
Cash and cash equivalents	$264,067	$427,878
Merchandise inventories	17,018,472	18,150,433
Accounts receivable	1,179,939	1,168,209
Prepaid expenses and other current assets	521,686	862,957
Total current assets	18,984,164	20,609,477

Property and equipment, net	7,172,452	8,698,745
Deferred tax asset (Note 12)	—	3,483,468
Other assets, net	1,615,235	1,608,056
Total assets	$27,771,851	$34,399,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable — line of credit	$7,731,966	$6,867,583
Notes payable — other	1,000,000	—
Convertible subordinated debt	4,000,000	—
Current maturities of long-term debt	685,733	601,943
Accounts payable	8,087,854	6,324,741
Accrued liabilities	1,829,542	1,468,129
Current portion — reserve for store closings	311,383	437,565
Total current liabilities	23,646,478	15,699,961

Convertible subordinated debt	—	4,000,000
Other long-term debt, less current maturities	1,461,940	1,945,909
Reserve for store closings, less current portion	383,908	877,601
Deferred rent credits	1,686,381	1,464,477
Total liabilities	27,178,707	23,987,948

Commitments	—	—

Stockholders’ equity:
Serial preferred stock, $.03 par value; 3,333,333 shares authorized; none issued or outstanding	—	—
Common stock, $.03 par value; 13,333,333 shares authorized; 1,886,192 and 1,882,593 shares issued and outstanding	56,585	56,477
Additional paid-in capital	15,010,548	15,027,827
Accumulated deficit	(14,473,989)	(4,672,506)
Total stockholders’ equity	593,144	10,411,798

Total liabilities and stockholders’ equity	$27,771,851	$34,399,746

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

Consolidated Statements of Operations

Years ended February 1, 2002, February 2, 2001 and January 28, 2000

	February 1, 2002	February 2, 2001	January 28, 2000
Revenues:
Retail sales	$85,296,609	$88,789,995	$81,128,437
Franchise related fees	1,512,665	1,456,376	1,242,330
Total revenues	86,809,274	90,246,371	82,370,767

Costs and expenses:
Costs of products sold and occupancy costs	58,276,275	58,871,216	55,332,014
Store operating expenses	22,890,037	22,001,011	19,488,775
General and administrative expenses	10,532,069	9,738,851	10,083,556
Repositioning and store closing (credits) provision, net	(121,450)	(970,000)	3,962,454
Total costs and expenses	91,576,931	89,641,078	88,866,799

Operating (loss) income	(4,767,657)	605,293	(6,496,032)

Interest expense	(1,432,884)	(1,669,744)	(1,182,349)
Other income, net	132,326	335,229	368,008

Loss before income taxes and cumulative effect of accounting change	(6,068,215)	(729,222)	(7,310,373)

Income tax (provision) benefit (Note 12)	(3,733,268)	295,000	2,970,332

Net loss before cumulative effect of accounting change	(9,801,483)	(434,222)	(4,340,041)

Cumulative effect of accounting change, net	—	—	(108,506)

Net loss	$(9,801,483)	$(434,222)	$(4,448,547)

Net loss per common share:

Basic and diluted net loss per common share before cumulative effect of accounting change	$(5.20)	$(0.27)	$(2.81)

Cumulative effect of accounting change, net	—	—	(0.07)

Basic and diluted net loss per common share	$(5.20)	$(0.27)	$(2.88)

Weighted average shares outstanding	1,884,470	1,627,311	1,542,645

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended February 1, 2002, February 2, 2001 and January 28, 2000

	Serial Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Earnings / (Deficit)	Total Stockholders’ Equity
Balance, January 29, 1999	—	1,542,645	$46,279	$13,833,442	$210,263	$14,089,984
Net loss	—	—	—	—	(4,448,547)	(4,448,547)
Balance, January 28, 2000	—	1,542,645	46,279	13,833,442	(4,238,284)	9,641,437
Net loss	—	—	—	—	(434,222)	(434,222)
Issuance of common stock pursuant to shareholder rights offering (net of offering expenses of $67,100)	—	331,571	9,947	1,166,322	—	1,176,269
Employee purchases of stock	—	8,377	251	28,063	—	28,314
Balance, February 2, 2001	—	1,882,593	56,477	15,027,827	(4,672,506)	10,411,798
Net loss	—	—	—	—	(9,801,483)	(9,801,483)
Employee purchases of stock	—	3,528	106	3,793	—	3,899
Other	—	71	2	(21,072)	—	(21,070)
Balance, February 1, 2002	—	1,886,192	$56,585	$15,010,548	$(14,473,989)	$593,144

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended February 1, 2002, February 2, 2001 and January 28, 2000

	February 1, 2002	February 2, 2001	January 28, 2000
OPERATING ACTIVITIES:
Net loss	$(9,801,483)	$(434,222)	$(4,448,547)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation and amortization	2,357,515	2,345,028	2,222,025
Repositioning and store closing (credits) provision, net	(121,450)	(970,000)	3,962,454
Deferred taxes	3,733,268	(295,000)	(3,042,669)
Deferred rent credits	340,914	202,746	226,915
Other noncash items affecting earnings	282,614	67,925	342,872
Changes in operating assets and liabilities:
Merchandise inventories	1,131,961	2,056,418	(3,904,781)
Accounts receivable	(11,730)	(338,056)	275,109
Prepaid expenses and other current assets	91,471	131,001	(130,574)
Accounts payable	1,763,113	(1,902,252)	2,912,400
Accrued liabilities	242,403	(323,337)	585,895
Reserve for store closing	(498,425)	(714,834)	—
Net cash used for operations	(489,829)	(174,583)	(998,901)

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(775,686)	(980,128)	(3,117,032)
Other	(635)	(6,600)	(43,196)
Net cash used for investing activities	(776,321)	(986,728)	(3,160,228)

FINANCING ACTIVITIES:
Net proceeds from (payments on) notes payable — line of credit	864,383	563,935	(546,352)
Proceeds from note payable — other	1,000,000	—	—
Proceeds from convertible subordinated debentures	—	—	4,000,000
Net proceeds from shareholder rights offering	—	1,176,269	—
Proceeds from refinancing of mortgage	—	—	1,100,000
Net payments on other long-term debt	(29,043)	(27,052)	(930,816)
Payment of debt issuance costs	(240,970)	(33,580)	(1,019,105)
Net (payments on) proceeds from financing of property and equipment	(472,899)	(588,465)	1,036,595
Other	(19,132)	28,314	—

Net cash provided by financing activities	1,102,339	1,119,421	3,640,322

Net decrease in cash and cash equivalents	(163,811)	(41,890)	(518,807)

Cash and cash equivalents, beginning of year	427,878	469,768	988,575

Cash and cash equivalents, end of year	$264,067	$427,878	$469,768

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the year	$1,095,146	$1,459,294	$930,065
Income taxes paid during the year	5,125	10,758	—

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)           Summary of Significant Accounting Policies

                Description of Business

We (“Paper Warehouse, Inc.” or the “Company”) are a chain of retail stores, specializing in party supplies and paper goods.  As of February 1, 2002, we operated 100 Company-owned stores in ten states throughout the central and western regions of the United States under the names “Paper Warehouse” and “Party Universe,” and a web site under the name “PartySmart.com.”  In addition, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.

                Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  We have eliminated all intercompany balances and transactions between the entities in consolidation.  All share and per share data have been restated to give effect to the retroactive application of our one-for-three reverse stock split, that became effective after the close of market on April 16, 2001 (See Note 13).

                Fiscal Year

Our fiscal year ends on the Friday closest to January 31st.  Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks.  Our fiscal year ended February 1, 2002 (fiscal 2001) consisted of 52 weeks, our fiscal year ended February 2, 2001 (fiscal 2000) consisted of 53 weeks, and our fiscal year ended January 28, 2000 (fiscal 1999) consisted of 52 weeks.  Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

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

                Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents.  Checks written, but not yet cleared totaling approximately $2.1 million, are included in accounts payable as of February 1, 2002.

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

                Long-Lived Assets

We review long-lived assets for impairment annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference if the fair value is less than the carrying amount of the asset.

                Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of 3 years for computers and internally developed software costs, 5-7 years for fixtures and equipment and 40 years for building and land improvements.

                Other Assets

Other assets consist of debt issuance costs, goodwill and security deposits.

Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis.

Goodwill represents the excess of purchase price over net assets acquired.  At February 1, 2002, we had unamortized goodwill of approximately $477,000.  From the time of acquisition through February 1, 2002, goodwill had been amortized over 15 years on a straight-line basis.  In accordance with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, effective February 2, 2002, (See Note 3) we reviewed our recorded goodwill and determined it to have an indefinite life.  Accordingly, goodwill is no longer subject to amortization effective February 2, 2002.

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

In the event that a store is planned to close before its lease has expired, any remaining lease obligation, net of expected sublease recovery, is provided for in the period we adopt the plan to close the store.  In addition, the remaining investment in fixed assets, net of the expected recovery value, is also expensed.

                Leases

Leases that meet the accounting criteria for capital lease treatment are recorded as property and equipment and the related capital lease obligations are included in debt.  All other leases are accounted for as operating leases.

                Advertising Costs

Advertising costs for our stores are included in store operating expenses and are expensed as incurred.  These advertising costs, net of advertising reimbursements, were approximately $3.3 million, $3.2 million and $2.9 million for fiscal years 2001, 2000 and 1999, respectively.

                Net Loss Per Common Share

Basic net loss per common share (“EPS”) equals net loss divided by the weighted average number of common shares outstanding during the periods.

Diluted EPS equals net loss divided by the weighted average number of common shares outstanding during the period, increased to include assumed conversions of potentially dilutive shares outstanding into common shares, when dilutive.  Our potentially dilutive shares of common stock include stock options, our outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of our convertible debenture offering.

We had $4.0 million of convertible subordinated debentures outstanding at the end of fiscal year 2001 and fiscal year 2000 that were not included in either computation of diluted EPS, as their inclusion would have been antidilutive.  In addition, options to purchase 260,068,  259,452 and 173,516 shares of common stock were outstanding at the end of fiscal years 2001, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because they were antidilutive.  Had we not incurred losses in these periods, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 common shares for the years ended February 1, 2002 and February 2, 2001, and into approximately 243,000 common shares for the year ended January 28, 2000.  We would not have assumed any conversions of stock options for fiscal year 2001.  We would have assumed conversions of stock options into approximately 19,000 and 100 common shares for fiscal years 2000 and 1999, respectively.

                Stock-Based Compensation

We use the intrinsic value method to value our stock options issued to employees.  Had the fair value method been applied, our compensation expense would have been different.  (See Note 14.)

(2)           Debt Covenants

                The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern.  At year-end, we were in breach of a financial covenant under our subordinated convertible debt agreement.  If this breach continues until June 16, 2002, it would become an "Event of Default" as defined by the agreement.  An "Event of Default" would permit either the indenture trustee or the holders owning at least 25% of the outstanding debentures to declare all of the $4.0 million of the outstanding debentures to be due and payable, although we are seeking to obtain a waiver of this breach and amendments to the indenture from the debenture holders prior to it becoming an "Event of Default."  In addition, if the waiver is not obtained by June 16, 2002, a cross default provision would occur and cause us to be in default of our bank line of credit.  We believe we will obtain the required waiver.  If we are unable to obtain the waiver and if the indenture trustee or the holders owning at least 25% of the outstanding debentures declare all of the $4.0 million of the outstanding debentures to be due and payable, we currently have no available source of additional funds.

                In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to obtain the waiver in a timely fashion.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

                We have sought assistance to help obtain the waiver and have developed a detailed plan approved by our board of directors.  We believe these procedures will be sufficient to obtain the waiver and the amendments and continue as a going concern.

(3)           Recently Issued Accounting Pronouncements

Recently, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  SFAS No. 141 is effective for all business combinations completed after June 30, 2001.  SFAS No. 142 and SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

We adopted these statements effective February 2, 2002.  We will review goodwill for impairment, as assigned to reporting units, annually, at the end of the fourth quarter.  We have no other intangible assets.

As disclosed in Note 17, subsequent to our fiscal 2001 yearend, on April 23, 2002 we closed on the sale of our 13 stores in the Seattle market.  This transaction will be recorded and reported in accordance with SFAS No. 144.

(4)           Accounting Change — Fiscal Year 1999

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

(5)           Internet Subsidiary

During fiscal 1999, we incorporated PartySmart.com, Inc. as a wholly owned subsidiary to sell party supplies and paper goods over the Internet in the third quarter of fiscal 1999.  In fiscal 1999, we incurred development costs of approximately $2.5 million related to the Internet venture, $1.1 million of which was originally capitalized.  In recording these expenses, we followed the guidance prescribed by SOP No. 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use,” and the guidance prescribed by SOP 98-5.

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

(6)           Repositioning (Credits) Provision and Store Closing Reserve

During the fourth quarter of fiscal 1999, we adopted a plan to close four under-performing stores, and recorded a pre-tax charge of approximately $1.7 million.  This amount consisted primarily of reserves for lease obligations for these four stores, net of expected sublease payments.  Additionally, we recorded an impairment charge of approximately $200,000 related to furniture and fixtures and goodwill associated with these stores to be closed.  These four stores were subsequently closed during the first half of fiscal 2000.  We also reserved approximately $600,000 in fiscal 1999 for the remaining lease obligations for one store that was subsequently relocated during the first quarter of fiscal 2000.  Additionally included in the fiscal 1999 repositioning charge was a reserve for a change in the estimate of the remaining lease obligations, net of expected sublease payments, for four stores that were previously closed of approximately $700,000.

The reserve for store closings at the end of fiscal 2001 and 2000 reflects reductions related to ongoing payments of rent, common area maintenance, real estate taxes and other miscellaneous expenses on stores that were closed, in addition to beneficial adjustments resulting from the subleasing of store locations. Prior to our original estimate of time to sublease store locations, we closed on agreements to sublease three store locations, and terminated the leases on two locations.  Accordingly, we recovered $230,000 of the store closing reserve during fiscal 2001 and we recovered $970,000 of the store closing reserve during fiscal 2000.

During the fourth quarter of fiscal 2001, we recorded a pre-tax charge of approximately $108,000 for the remaining lease obligations on a store that was subsequently relocated.

(7)           Property and Equipment, net

Property and equipment, net, consisted of the following at:

	February 1, 2002	February 2, 2001
Fixtures and equipment	$16,040,113	$15,445,831
Building	1,273,088	1,273,088
Internally developed software costs	741,597	615,905
Land and improvements	319,733	319,733
Accumulated depreciation and amortization	(11,202,079)	(8,955,812)

Total property and equipment, net	$7,172,452	$8,698,745

Depreciation and amortization expense on property and equipment was approximately $2.3 million for fiscal years 2001 and 2000, and $2.2 million for fiscal year 1999.

(8)           Notes Payable — Line of Credit

We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in September 2004.  Borrowings outstanding under this line of credit bear interest at the prime rate (4.75% at February 1, 2002 and 8.50% at February 2, 2001) and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory.  As a result of the borrowing limitation, primarily resulting from the levels of inventory and a financial covenant at month end, we often maximize the availability under this line during intra-month peaks and at certain times during the year.  At February 1, 2002, we had availability of $10.5 million, of which approximately $7.7 million was outstanding.  At February 2, 2001, we had availability of $8.1 million, of which approximately $6.9 million was outstanding.

The credit agreement contains covenants, which require us to maintain certain financial covenants and a certain level of availability, and imposes restrictions on our ability to pay dividends.  We were in compliance with, or obtained a waiver for, all of our financial covenants as required by the credit facility at February 1, 2002.  If an “Event of Default” occurs under our trust indenture, however it will cross-default our revolving credit agreement.  (See Note 11.)

The credit agreement also requires the use of all cash receipts to pay down indebtedness and includes various covenants, which, if violated, could accelerate the maturity of the debt.  Accordingly, we have classified borrowings outstanding under the revolving credit facility as a current liability in our Consolidated Balance Sheets.

(9)           Notes Payable — Other

As of February 1, 2002, we had a $1.0 million unsecured note payable to an unrelated business partner, due in full on June 1, 2002.  This note bears interest at a rate equal to $12,500 per month.  In consideration for the $1.0 million proceeds, we granted this business partner an option to purchase 3,750 shares of our common stock at an exercise price equal to the stock’s fair market value at the date of grant.  This option has a ten-year term and vests ratably over three years from the date of the grant.

(10)         Leases

Our assets under capital leases consist of agreements for equipment and fixtures and an agreement for software.  At February 1, 2002, assets under capital leases were approximately $918,000, net of accumulated depreciation of approximately $1.8 million.  At February 2, 2001, assets under capital leases were approximately $1.5 million, net of accumulated depreciation of approximately $1.2 million.

We lease all of our retail stores under noncancelable operating leases that have various expiration dates.  In addition to base rents, some leases require us to pay our share of common area maintenance and real estate taxes, and include provisions for contingent rentals based upon sales.  Some of the leases contain renewal options under which we may extend the term three to five years.  Total rent expense was approximately $10.3 million, $10.2 million and $9.7 million for fiscal years 2001, 2000 and 1999, respectively.

Future minimum lease payments required under noncancelable lease agreements existing at February 1, 2002 were:

Fiscal Year:	Operating Leases	Capital Leases
2002	$10,993,108	$560,635
2003	10,224,269	410,656
2004	9,287,688	41,138
2005	8,129,362	—
2006	6,681,900	—
Thereafter	14,739,310	—

Total future minimum lease commitments	$60,055,637	1,012,429
Less: Interest at 9.4% - 15.3%		93,431
Total capital lease obligations		$918,998

(11)         Long-Term Debt

                Subordinated Convertible Debt

During fiscal 1999, we issued convertible subordinated debentures in an aggregate principal amount of $4.0 million, which mature in 2005, and are convertible at $9.00 into approximately 444,000 shares of our common stock.  We received net proceeds of approximately $3.2 million from the issuance of these debentures, which were used to develop and implement our Internet website, to repay indebtedness and for other general corporate purposes.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.  Until September 15, 2000, the debentures bore interest at an annual rate of 9.0% that was payable quarterly.  As a result of our fiscal 1999 financial results, we were in breach of a covenant that required a minimum consolidated tangible net worth.  However, we were current on all required payments under the indenture.  During fiscal 2000, we received a waiver of this breach and approval of an amendment to the indenture from our debenture holders.  In consideration for the waiver and amendment of certain covenants, we increased the interest rate to an annual rate of 10.5%, effective as of September 15, 2000.

As of February 1, 2002, we were in breach of a covenant under the indenture that requires a minimum consolidated net worth of $7.0 million.  We are current, however, on all required payments under the indenture.  Under the indenture, if this breach continues until June 16, 2002, it will become an “Event of Default.”  An “Event of Default” would permit either the indenture trustee or the holders owning at least 25% in principal amount of the outstanding debentures to declare all of the $4.0 million of outstanding debentures to be immediately due and payable.  An “Event of Default” under our indenture would also cross-default our revolving credit agreement and would provide our secured lender with the right to prevent us from paying future principal or interest payments to the holders of our subordinated debentures until such “Event of Default” is cured, waived or ceases to exist, if such lender exercised such right.  We will ask our debenture holders, prior to June 16, 2002, to waive this breach and to approve amendments to our indenture to eliminate the covenants that require us to satisfy certain financial tests.  In the future, we may also consider a program to repurchase our outstanding debentures, provided that we have the funds available for such program and that our secured lender has approved such a program.  Due to our breach, the $4.0 million convertible subordinated debentures are reflected as current debt in our consolidated balance sheet at February 1, 2002.

Long-term debt consisted of the following at:

	February 1, 2002	February 2, 2001
Convertible subordinated debentures due 2005	$—	$4,000,000
Term note payable in monthly installments of $8,612, including interest at 7.125% through May 2009. The note is secured by a first mortgage on our office headquarters.	1,026,912	1,055,955
Note payable in monthly installments of $5,827, including interest at 10.29% through August 2003.	101,763	—
Subordinated notes payable to private placement holders called and payable upon presentment	100,000	100,000
Sub-total long-term debt	1,228,675	5,155,955
Capital lease obligations	918,998	1,391,897
Less: current maturities	685,733	601,943
Long-term debt	$1,461,940	$5,945,909

Required principal payments on long-term debt over the next five years, excluding capital lease obligations and $100,000 of subordinated notes payable on demand, are:

Fiscal Year:
2002	$93,520
2003	72,903
2004	35,942
2005	38,589
2006	41,430
Thereafter	846,291

Total required principal payments	$1,128,675

(12)         Income Taxes

As prescribed by SFAS No. 109, Accounting for Income Taxes, we did not record a tax benefit on our fiscal 2001 loss.  The actual income tax rate differed from the amounts computed by the U.S. federal income tax rate of 34% to pretax net loss as a result of the following for the fiscal years ending:

	February 1, 2002	February 2, 2001	January 28, 2000
Computed “expected” tax benefit on losses, including tax benefit associated with change in accounting principle in fiscal 1999	$(2,063,193)	$(247,935)	$(2,547,013)

Reduction in income taxes resulting from state and local income taxes, net of federal income tax benefit	(293,142)	(25,850)	(514,840)
Change in valuation allowance	6,088,500	—	—
Other permanent differences	1,103	(21,215)	19,184
Total income tax provision (benefit)	$3,733,268	$(295,000)	$(3,042,669)

Effective tax rate	61.5%	(40.5)%	(40.6)%

The components of the income tax expense (benefit) were as follows for the fiscal years ending:

	February 1, 2002	February 2, 2001	January 28, 2000
Deferred:
Federal	$3,270,987	$(269,150)	$(2,527,829)
State	462,281	(25,850)	(514,840)
Total income tax expense (benefit)	$3,733,268	$(295,000)	$(3,042,669)

Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.  Realization of the net operating loss carryforwards and other deferred tax temporary differences are contingent on future taxable earnings.  Our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109 by assessing the available positive and negative evidence surrounding its recoverability.  Accordingly, we recorded a valuation allowance of approximately $6.1 million on the deferred tax asset.

We continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at:

	February 1, 2002	February 2, 2001
Deferred tax asset/(liability):

Short-term deferred income taxes:
Inventories, principally due to additional costs inventoried for tax purposes	$192,000	$249,800

Long-term deferred income taxes:
Net operating loss carryforwards	5,590,480	3,274,350
Reserve for store closings	278,116	526,066
Difference in timing of lease deductions	763,141	626,775
Cumulative effect of accounting change	39,160	46,552
Plant and equipment, principally due to differences in depreciation and capitalized interest	(761,078)	(897,454)
Software development expense	(42,622)	(92,821)
Other	29,303	—
Net long-term deferred tax assets	5,896,500	3,483,468

Total deferred tax assets	6,088,500	3,733,268

Valuation allowance	(6,088,500)	—

Total net deferred tax assets	$—	$3,733,268

At February 1, 2002, we had a net operating loss carryforward for federal and state income tax purposes of approximately $25.6 million, available to offset future taxable income, if any, through fiscal 2021.

(13)         Equity Transactions

On April 4, 2001, our Board of Directors approved a one-for-three reverse stock split of our $.01 par value common and preferred stock for stockholders of record on April 16, 2001.  The reverse stock split reduced the number of shares of common stock previously issued and outstanding at February 2, 2001 from 5,647,779 to 1,882,593, subsequently increased to eliminate fractional interests.  No fractional shares of common stock were issued in connection with the reverse stock split.  The par value of our common and preferred stock correspondingly increased to $.03 per share.  The reverse stock split was effective as of the close of market on April 16, 2001.  All share and per share data is presented to give effect to the reverse stock split as if it occurred on January 29, 1999.

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

(14)         Stock Options

We have a stock option plan (“the Plan”) pursuant to which we grant stock option awards in order to attract and retain eligible participants and to preserve cash resources.  Under this plan, 341,667 shares are available for issuance and 256,734 were outstanding as of February 1, 2002.  We also have a separate director stock option plan (“the Director Plan”) which permits up to 38,214 shares to be issued, of which 3,334 were outstanding as of February 1, 2002.  Under both plans, stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant.  All stock options have ten-year terms and vest ratably over three years from the date of grant.

During fiscal 2000, the Compensation Committee of the Board of Directors approved the repricing to $6.00 per common share of 141,433 options, all of which were originally granted in excess of $6.00 per common share.  The repricing of these options creates in substance a modification.  Accordingly, these options are treated as variable awards, and we reflect changes in their value in the general and administrative expense line until the options are exercised or expire.  All exercise prices as disclosed in the footnotes have been restated to reflect the repricing of these options.

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

Details of the status of stock options as of February 1, 2002 are reflected in the tables below:

	Options
	Total Outstanding		Exercisable
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding January 29, 1999	137,435	$6.00	137,435	$6.00
Options granted	37,448	5.94	24,965	5.94
Options forfeited/canceled	(1,367)	6.00	(911)	6.00

Options outstanding January 28, 2000	173,516	5.99	161,489	5.99
Options granted	94,312	2.75	31,437	2.75
Options forfeited/canceled	(8,376)	5.62	(2,792)	5.62

Options outstanding February 2, 2001	259,452	4.82	190,134	5.46
Options granted	4,384	0.99	—	—
Options forfeited/canceled	(3,768)	6.00	—	—

Options outstanding February 1, 2002	260,068	$4.74	190,134	$5.46

Options exercisable at February 2, 2001 and January 28, 2000 were 124,119 and 65,829, respectively.

	Options
	Total Outstanding			Exercisable
Range of exercise price	Number of shares	Weighted- average remaining contractual life in years	Weighted- average exercise price	Number of shares	Weighted- average remaining contractual life in years	Weighted- average exercise price
$0.71	3,750	10.0	$0.71	—	—	$—
$2.63-$3.93	94,312	8.2	2.73	31,226	8.2	2.74
$4.31-$6.00	162,006	6.6	6.00	158,908	6.5	6.00
	260,068	7.2	4.74	190,134	6.8	5.46

The per share weighted-average fair value of options granted each year using the Black-Scholes option-pricing model was $0.44 at February 1, 2002, $1.14 at February 2, 2001 and $2.13 at January 28, 2000, using the following weighted-average assumptions for fiscal years:

	2001	2000	1999
Volatility	60%	60%	60%
Expected divided yield	0.0%	0.0%	0.0%
Risk free rate	5.0%	5.0%	6.0%
Expected life (in years)	5.0	5.0	5.0

If we had elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, our net loss would have increased to the pro forma amounts indicated below for the fiscal years ending:

	February 1, 2002	February 2, 2001	January 28, 2000
Net loss — as reported	$(9,801,483)	$(434,222)	$(4,448,547)
Net loss — pro forma	(9,931,967)	(673,222)	(4,621,547)

Basic and diluted net loss per common share — as reported	(5.20)	(0.27)	(2.88)
Basic and diluted net loss per common share — pro forma	(5.27)	(0.41)	(3.00)

(15)         Employee Benefits

We have a retirement savings plan that includes a 401(k) feature.  The plan covers substantially all employees who are 21 years of age and have completed one year of service.  Employees become fully vested in the plan on a graduated scale over a six-year period.  The 401(k) feature allows for employees to elect salary deferrals for up to 15% of their compensation, but not in excess of certain limitations.  We match 25% of the first 4% of employee contributions to the plan.  Our contributions were approximately $52,000, $54,000 and $44,000 for fiscal years 2001, 2000 and 1999, respectively. We reserve the right to make a discretionary contribution each plan year, however we did not make any discretionary contributions in fiscal years 2001, 2000 or 1999.

Due to a low level of participation, during fiscal 2001, we suspended our Employee Stock Purchase Plan, which was introduced in fiscal 1999.  The plan allows eligible employees to purchase our stock at below-market prices through elected payroll deductions equal to between 2% and 15% of their compensation.  The plan also allows participants to purchase shares of our stock on each offering date at the lower of 85% of the fair market value of one share of common stock on the offering date or on the termination date of the offering period.  Pursuant to this plan, during fiscal 2001 and fiscal 2000, employees purchased approximately 3,500 and 8,400 shares of our common stock, respectively.  No stock had been purchased by employees under this plan prior to fiscal 2000.

(16)         Commitments

We have a multi-year partnership with a vendor to be the exclusive supplier for greeting cards for our Company-owned and franchise stores.  As of February 1, 2002, we have a remaining contractual obligation for chain-wide purchases of $27.5 million of greeting cards and gift-wrap for our Company-owned and franchise stores.  We estimate that these purchase commitments will be fulfilled over a four- year period.  Total chain-wide purchases under this agreement since inception were approximately $7.6 million and $3.2 million for fiscal 2001 and 2000, respectively.

(17)         Subsequent Event

On April 23, 2002, we closed on the sale of our 13 stores in the Seattle market for approximately $4.5 million, and exited this market.  We expect to record a fiscal 2002 first quarter gain of approximately $1.3 million.  This expected gain reflects the proceeds and expenses associated with the sale.

The following unaudited pro forma results related to this transaction assume that the sale occurred on February 2, 2001. For fiscal 2001, we would have reported revenues of $75.9 million, net loss and diluted net loss per share of $8.6 million and $4.58, respectively, and total assets of $24.6 million.

(18)         Supplementary Financial Information (Unaudited)

The following represents unaudited selected quarterly financial information for fiscal years 2001 and 2000:

($’s in 000’s, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2000	2001	2000	2001	2000	2001	2000
Retail Sales(1)	$19,969	$19,423	$21,780	$23,221	$22,796	$22,367	$20,757	$23,779

Gross Profit (2)	6,719	5,986	7,420	8,266	7,395	7,617	5,491	8,049

Net (loss) Earnings (3) (4)	(426)	(985)	(263)	879	(769)	2	(8,344)	(330)

Basic EPS (5)	$(0.23)	$(0.64)	$(0.14)	$0.57	$(0.41)	$0.00	$(4.42)	$(0.18)

Diluted EPS (5)	(0.23)	(0.64)	(0.14)	0.47	(0.41)	0.00	(4.42)	(0.18)

(1)          The fourth quarter of fiscal 2001 included four weeks while the fourth quarter of fiscal 2000 included five weeks.

(2)          Gross profit is retail sales less cost of products sold and occupancy costs.

(3)          First quarter 2001 net loss includes $230,000 ($0.07 per basic and diluted share, net of tax) related to the recovery of store closing reserves.  Fourth quarter 2001 loss includes approximately $108,000 ($0.06 per basic and diluted share) related to a charge to the store closing reserves for the remaining lease obligation on a store that was subsequently relocated.  Fourth quarter 2001 loss also reflects the recording of a valuation allowance of approximately $6.1 million ($3.23 per basic and diluted share) on our deferred tax asset.

(4)          Second, third and fourth quarter 2000 net earnings (loss) include $530,000 ($0.21 per basic and $0.16 per diluted share, net of tax), $160,000 ($0.06 per basic and diluted share, net of tax) and $280,000 ($0.09 per basic and diluted share, net of tax), respectively, related to the recovery of store closing reserves.

(5)          Basic and Diluted EPS reflect the retroactive restatement of our one-for-three reverse stock split, effective April 16, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPER WAREHOUSE, INC.

Dated: May 2, 2002

By: /s/ Yale T. Dolginow
Yale T. Dolginow
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 2, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE

/s/	Yale T. Dolginow	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Yale T. Dolginow

/s/	Diane C. Dolginow	Secretary and Director
Diane C. Dolginow

/s/	Marvin W. Goldstein	Director
Marvin W. Goldstein

/s/	Jeffery S. Halpern	Director
Jeffery S. Halpern

/s/	Martin A. Mayer	Director
Martin A. Mayer

/s/	Richard W. Perkins	Director
Richard W. Perkins

/s/	Cheryl W. Newell	Vice President and Chief Financial Officer (principal financial officer)
Cheryl W. Newell

/s/	Diana G. Purcel	Vice President and Controller (principal accounting officer)
Diana G. Purcel

PAPER WAREHOUSE, INC. and SUBSIDIARIES

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended February 1, 2002

Item No.	Description of Item	Method of Filing
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
3.2	Amended and Restated By-laws	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
4.1	Indenture, dated July 20, 1999, between the Company and Norwest Bank Minnesota, N.A. relating to 9% Convertible Subordinated Debentures	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-79161)
4.2	Form of 9% Subordinated Debentures due September 15, 2005	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-79161)
10.1	1997 Stock Option and Compensation Plan	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
10.2	Directors’ Stock Option Plan	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-36911)
10.3	1998 Employee Stock Option Plan	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 29, 1999 (File No. 000-23389)
10.4	First Amendment to 1997 Stock Option and Compensation Plan	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 28, 2000 (File No. 000-23389)
10.5	Mortgage note dated April 8, 1999 between the Company and Fortis Insurance Company	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-79161)
10.6	Mortgage and Security Agreement between the Company and Fortis Insurance Company dated April 8, 1999	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-79161)
10.7	Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated June 7, 1999	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-79161)

10.8	First Amendment to Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated December 10, 1999	Incorporated by reference to the Company’s Form 10-Q for quarter ended October 29, 1999 (File No. 000-23389)
10.9	Second Amendment to Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated March 17, 2000	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 28, 2000 (File No. 000-23389)
10.10	Third Amendment to Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated December 6, 2000	Incorporated by reference to the Company’s Form 10-K for fiscal year ended February 2, 2001 (File No. 000-23389)
10.11	Fourth Amendment to Loan and Security Agreement between Fleet Retail Finance, Inc. and the Company dated April 17, 2001	Incorporated by reference to the Company’s Form 10-K for fiscal year ended February 2, 2001 (File No. 000-23389)
10.12	Indemnification Agreement between Yale T. Dolginow and the Company dated March 21, 2000	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 28, 2000 (File No. 000-23389)
10.13	First Supplemental Indenture between the Company and Norwest Bank, N.A. as trustee	Incorporated by reference to the Company’s Form 10-Q for quarter ended April 28, 2000 (File No. 000-23389)
10.14	Amendment to 1998 Employee Stock Purchase Plan	Incorporated by reference to the Company’s Form 10-Q for quarter ended April 28, 2000 (File No. 000-23389)

10.15	Second Amendment to 1997 Stock Option and Compensation Plan	Incorporated by reference to the Company’s Form 10-Q for quarter ended August 3, 2001 (File No. 000-23389)
10.16	Loan and Security Agreement Between Wells Fargo Retail Finance LLC and the Company dated September 7, 2001	Incorporated by reference to the Company’s Form 8-K dated October 2, 2001 (File No. 000-23389)
10.17	First Amendment to Loan and Security Agreement Between Wells Fargo Retail Finance LLC and the Company dated December 12, 2001	Filed with this Annual Report on Form 10-K
12	Computation of Ratio of Earnings to Fixed Charges	Filed with this Annual Report on Form 10-K
21	Subsidiaries of Company	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 28, 2000 (File No. 000-23389)
23.1	Consent of Grant Thornton LLP	Filed with this Annual Report on Form 10-K