Form 10-Q
period 2002-05-03
PAPER WAREHOUSE INC
filed 2002-06-10
CIK 934509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2002

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

On June 10, 2002 there were 1,886,192 shares of Common Stock, $.03 par value, of Paper Warehouse, Inc. outstanding.

PAPER WAREHOUSE, INC.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 3, 2002	February 1, 2002
ASSETS

Current assets:
Cash and cash equivalents	$225,965	$264,067
Merchandise inventories	18,157,849	14,765,866
Accounts receivable	1,502,791	1,177,364
Prepaid expenses and other current assets	724,036	521,686
Total current assets	20,610,641	16,728,983

Property and equipment, net	5,941,364	6,207,849
Other assets, net	1,526,268	1,592,055
Net assets of discontinued operations	—	2,545,786
Total assets	$28,078,273	$27,074,673

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable — line of credit	$7,438,031	$7,731,966
Note payable — other	500,000	1,000,000
Convertible subordinated debt	4,000,000	4,000,000
Current maturities of long-term debt	535,564	553,481
Accounts payable	9,761,138	8,087,854
Accrued liabilities	1,807,631	1,822,488
Current portion — reserve for store closings	284,302	311,383
Total current liabilities	24,326,666	23,507,172

Other long-term debt, less current maturities	1,224,412	1,328,979
Reserve for store closings, less current portion	348,381	383,908
Deferred rent credits	1,221,992	1,261,470
Total liabilities	27,121,451	26,481,529

Commitments	—	—

Stockholders’ equity:
Serial preferred stock, $.03 par value; 3,333,333 shares authorized; none issued or outstanding	—	—
Common stock, $.03 par value; 13,333,333 shares authorized; 1,886,192 shares issued and outstanding	56,585	56,585
Additional paid-in capital	15,010,338	15,010,548
Accumulated deficit	(14,110,101)	(14,473,989)
Total stockholders’ equity	956,822	593,144

Total liabilities and stockholders’ equity	$28,078,273	$27,074,673

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three Months Ended
		May 3, 2002	May 4, 2001
	Revenues:
	Retail sales	$17,384,220	$17,457,118
	Franchise related fees	415,682	388,205
	Total revenues	17,799,902	17,845,323

	Costs and expenses:
	Costs of products sold and occupancy costs	11,114,648	11,359,627
	Store operating expenses	4,663,836	4,247,419
	General and administrative expenses	2,389,184	2,711,717
	Repositioning credits	—	(230,000)
	Total costs and expenses	18,167,668	18,088,763

	Operating loss from continuing operations	(367,766)	(243,440)

	Interest expense	(357,709)	(352,369)
	Other income, net	77,292	18,817

	Loss from continuing operations before income taxes	(648,183)	(576,992)

	Income tax benefit	—	229,720

	Net loss from continuing operations	(648,183)	(347,272)

	Discontinued operations: (Note 3)
	Loss from discontinued operations of Seattle market (net of income tax benefit of $52,349 in 2001)	(246,145)	(79,136)
	Gain on sale of Seattle market	1,258,216	—

	Net income (loss) from discontinued operations	1,012,071	(79,136)

	Net income (loss)	$363,888	$(426,408)

	Net income (loss) per common share:

	Basic and diluted earnings per share:
	Net loss from continuing operations	$(0.34)	$(0.19)
	Net income (loss) from discontinued operations	$0.53	$(0.04)
	Net income (loss)	$0.19	$(0.23)

Weighted Average Shares Outstanding	— Basic	1,886,192	1,882,593
	— Diluted	1,887,325	1,887,325

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	May 3, 2002	May 4, 2001
OPERATING ACTIVITIES:
Net income (loss)	$363,888	$(426,408)
Net loss from discontinued operations	246,145	79,136
Adjustments to reconcile net income (loss) to net cash (used for) provided by continuing operations:
Gain on sale of discontinued operations, net	(1,258,216)	—
Depreciation and amortization	529,216	526,906
Repositioning credits	—	(230,000)
Deferred taxes	—	(283,394)
Deferred rent credits	(36,083)	359,803
Other noncash items affecting earnings	65,787	54,475
Changes in operating assets and liabilities (excluding effects of disposition):
Merchandise inventories	(3,391,983)	(245,302)
Accounts receivable	(38,951)	33,419
Prepaid expenses and other current assets	(202,350)	(25,073)
Accounts payable	1,673,284	2,302,667
Accrued liabilities	(18,252)	575,839
Store closing reserves	(62,608)	(219,513)

Net cash (used for) provided by continuing operations	(2,130,123)	2,502,555

INVESTING ACTIVITIES:
Proceeds from sale of Seattle market net assets	3,925,222	—
Purchases of property and equipment	(262,731)	(63,628)

Net cash provided by (used for) investing activities of continuing operations	3,662,491	(63,628)

FINANCING ACTIVITIES:
Net payments on line of credit	(293,935)	(2,251,134)
Payments on long-term debt	(616,289)	(92,017)
Other	(210)	(3,029)
Net cash used for financing activities of continuing operations	(910,434)	(2,346,180)

Net cash (used for) provided by discontinued operations	(660,036)	87,065

Net (decrease) increase in cash and cash equivalents	(38,102)	179,812

Cash and cash equivalents, beginning of period	264,067	427,878

Cash and cash equivalents, end of period	$225,965	$607,690

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$298,028	$280,368
Income taxes paid during the period	$1,350	$1,350

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Reclassification of accounts payable to note payable to vendor	$—	$1,000,010

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)   Basis of Presentation

We (“Paper Warehouse, Inc.” or the “Company”) are a chain of retail stores, specializing in party supplies and paper goods.  As of May 3, 2002, we operated 87 Company-owned stores in nine states throughout the central and western regions of the United States under the names “Paper Warehouse” and “Party Universe” and a web site under the name “PartySmart.com.”  In addition, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations.  These unaudited financial statements represent the consolidated financial statements of Paper Warehouse, Inc., Paper Warehouse Franchising, Inc. and PartySmart.com, Inc. as of May 3, 2002 and February 1, 2002 and for the three month periods ended May 3, 2002 and May 4, 2001.  The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2001 Form  10-K as filed with the SEC.  The unaudited balance sheet as of February 1, 2002 has been derived from our audited financial statements as of that date.

Due to the seasonality of our business, revenues and operating results for the three months ended May 3, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)   Debt Covenants

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern.  At the end of the first quarter, we were in breach of a financial covenant under the indenture for our subordinated convertible debentures.  If this breach continues until June 16, 2002, it will become an “Event of Default” as defined by the indenture.  An “Event of Default” would permit either the indenture trustee or the holders owning at least 25% of the outstanding debentures to declare all of the $4.0 million of the outstanding debentures to be due and payable, although we are seeking to obtain a waiver of this breach and amendments to the indenture from the debenture holders prior to it becoming an “Event of Default.”  In addition, if the waiver is not obtained by June 16, 2002, a cross default would occur and cause us to be in default of our bank line of credit.  We are in the process of trying to obtain the required waiver and amendments.  If we are unable to obtain the waiver and the amendments and if the indenture trustee or the holders owning at least 25% of the outstanding debentures declare all of the $4.0 million of the outstanding debentures to be due and payable, we currently have no available source of additional funds.

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

We have sought assistance to help us obtain the waiver and amendments in accordance with the plan approved by our board of directors.  If we are unable to obtain the waiver and amendments, and acceleration occurs, we will proceed to develop additional options including vender financing, arrangements with our landlords, reducing operating expenses, and other additional steps. We believe these actions will allow us to fund our business in the near term.

(3)   Net Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share (“EPS”) is computed as net earnings (loss) divided by the weighted average number of common shares outstanding during the periods.

Diluted EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding during the period; increased to include assumed conversions of potentially dilutive shares outstanding into common shares, when dilutive.  Our potentially dilutive shares of common stock include stock options, our outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of our convertible debenture offering.  We had $4.0 million of convertible subordinated debentures that were outstanding as of May 3, 2002, that were not included in the computation of diluted EPS for the three month period ended May 3, 2002, as their inclusion would have been antidilutive.  We also had 257,568 stock options outstanding as of May 3, 2002, that were not included in the computation of diluted EPS for continuing operations as their inclusion would have been antidilutive.  Had we not incurred a loss from continuing operations in the first quarter of fiscal 2002, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 shares of common stock and we would have assumed conversions of stock options into approximately 1,133 shares of common stock.

We had $4.0 million of convertible subordinated debentures outstanding and 256,318 stock options outstanding as of May 4, 2001 that were not included in the computation of diluted EPS for the three month period ended May 4, 2001, as their inclusion, would have been antidilutive.    Had we not incurred a loss in the first quarter of fiscal 2001, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 common shares and we would have assumed no conversions of stock options.

(4)   Discontinued Operations

On April 23, 2002, we completed the sale of 13 stores in the Seattle market for approximately $4.5 million and exited that market.  We sold substantially all of our assets used in connection with the operation of those stores, which consisted primarily of inventory and equipment.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted February 2, 2002, we have reflected the operating results of the 13 stores in the Seattle market for the three months ended May 3, 2002 and May 4, 2001 as discontinued operations in our consolidated statement of operations.  In addition, we have reflected the net assets of the 13 stores in the Seattle market as net assets of discontinued operations in our consolidated balance sheet at February 1, 2002.  We recorded a gain of approximately $1.3 million in connection with the sale.

(5)   Financing Arrangements

We have outstanding as of May 3, 2002, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 444,000 shares of our common stock.  The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.

Since February 1, 2002, we have been in breach of a covenant under the indenture that requires us to maintain a minimum consolidated net worth of at least $7.0 million.    We are current, however, on all required payments under the indenture.  We have asked our debenture holders to waive this breach, and to approve amendments to our indenture to eliminate the financial covenants that require us to maintain a minimum consolidated net worth and limit our ability to incur additional indebtedness, before June 16, 2002.  If we do not receive consents to waive the existing breach under the indenture from more than 50% of the aggregate principal amount of the outstanding debentures by June 16, 2002, such breach will become an “Event of Default” under the terms of the indenture.  An “Event of Default” would permit either the indenture trustee or the holders owning at least 25% in principal amount of the outstanding debentures to declare all of the $4.0 million of outstanding debentures to be immediately due and payable.  An “Event of Default” under our indenture would also cross-default our revolving credit agreement and would provide our secured lender with the right to prevent us from paying future principal or interest payments to the holders of our subordinated debentures until such “Event of Default” is cured, waived or ceases to exist.  We cannot predict at this time whether our secured lender will prevent us from making future payments of interest on the debentures if an “Event of Default” occurs under the indenture.   If an event of default occurs under our revolving line of credit, a waiver of the “Event of Default” under the indenture cannot cure the line of credit default.  To cure the line of credit default, we would need to obtain a waiver from our secured lender.  In addition, if the outstanding amount of the subordinated debentures is accelerated, the amount outstanding under our revolving line of credit could also be made immediately due and payable by our senior lender.  Due to our breach, the $4.0 million convertible subordinated debentures are reflected as current debt in our consolidated balance sheets.  In the future, we may also consider a program to repurchase our outstanding debentures, provided that we have the funds available for, and our secured lender has approved, such a program.

We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in September 2004.  Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory.  As a result of the borrowing limitation primarily resulting from the levels of inventory, we often maximize the availability under our line during intra-month peaks and at certain times during the year.  On May 3, 2002, we had availability of approximately $9.4 million under this line, of which approximately $7.4 million was outstanding.

The revolving credit agreement also contains covenants, which require us to maintain certain financial covenants and a certain level of availability, and imposes restrictions on our ability to pay dividends.  We were in compliance with, or had obtained waivers for, all of our financial covenants as required by the credit facility at May 3, 2002.  If an “Event of Default” occurs under our trust indenture, however, it will cross-default our revolving credit agreement.  To cure the line of credit default, we would need to obtain a waiver from our secured lender.

(6)   Notes payable

As of May 3, 2002, we had $500,000 remaining on an unsecured note payable to an unrelated business partner.  This note was paid in full subsequent to first quarter end.

(7)   Repositioning Credits — Reserve for Store Closings

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

(8)   Income Taxes

During the fourth quarter of fiscal 2001, we recorded a full valuation allowance against our deferred tax asset.  Accordingly, income tax expense for the quarter was offset by net operating loss carryforwards.  The Company’s estimated annual effective income tax rate was 40% for the first quarter of fiscal 2001.

(9)   Adoption of New Accounting Standards

On February 2, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  As a result of the adoption of SFAS 142, we ceased amortization of our goodwill on February 2, 2002 and we will evaluate goodwill for impairment at least annually thereafter.  We have goodwill of approximately $477,000.  We completed the transitional goodwill impairment test required by SFAS 142 and no impairment was identified.  The adoption of SFAS 141 and 142 did not have a material effect on our consolidated financial statements or reporting of financial information.  The sale of the Seattle net assets were accounted for in accordance with SFAS No. 144 as discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

We are a chain of retail stores specializing in party supplies and paper goods.  As of May 3, 2002, we operated 87 stores in nine states throughout the central and western regions of the United States under the names Paper Warehouse and Party Universe, and a web site, which can be accessed at www.PartySmart.com.  We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987.  We employ a strategy of clustering stores in our principal markets to:

•               provide our customers with convenient store locations;

•               expand our total market share; and

•               achieve favorable economies of scale.

Fiscal Year

Our fiscal year ends on the Friday closest to January 31st.  Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks.  Our fiscal year ended February 1, 2002 (fiscal 2001) consisted of 52 weeks.

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

RESULTS OF OPERATIONS

Net Income (Loss) and Net Income (Loss) Per Common Share

We reported net income of approximately $364,000, or $0.19 per diluted share, for the first quarter ended May 3, 2002, compared to a net loss of approximately $426,000, or ($0.23) per diluted share, for the first quarter ended May 4, 2001.  Our 2002 first quarter results reflect a net loss of approximately $648,000 from continuing operations, or ($0.34) per diluted share, offset by net income from discontinued operations of approximately $1.0 million, or $0.53 per diluted share.  The results for the first quarter of 2001 reflect a net loss of approximately $347,000 from continuing operations, or ($0.19) per diluted share, and a net loss from discontinued operations of $79,136, or ($0.04) per diluted share.  The principal reason for our first quarter losses from continuing operations is the seasonality of our business, in which, first quarter is typically our weakest quarter.  The combination of first quarter’s relatively low sales volume with our expense structure usually results in a first-quarter loss.  EBITDA (earnings before interest, taxes, depreciation and amortization) from continuing operations excluding any repositioning activity, of approximately $239,000 for the first quarter of fiscal 2002, compared favorably to an EBITDA of approximately $72,000 for the comparable period in the prior year.

The following table sets forth for the periods indicated, certain costs and expenses of continuing operations as a percentage of total revenues and retail sales of continuing operations:

	Three Months Ended
	May 3, 2002	May 4, 2001
Costs of products sold and occupancy costs:
as % of total revenues	62.4%	63.7%
as % of retail sales	63.9%	65.1%
Store operating expenses:
as % of total revenues	26.2%	23.8%
as % of retail sales	26.8%	24.3%
General and administrative expenses:
as % of total revenues	13.4%	15.2%
as % of retail sales	13.7%	15.5%

Number of Company-owned stores related to continuing operations	87	85

Total number of Company-owned stores	87	98

Revenues

Retail Sales.  Retail sales from continuing operations of $17.4 million for the first three months of fiscal 2002 decreased $73,000, from retail sales of $17.5 million for the first three months of fiscal 2001.  Sales from our Internet web site, although improved, were not significant.  As previously mentioned, we sold 13 stores in the Seattle market during the first quarter ended May 3, 2002, and exited that market.  Accordingly, our Company-owned store count was 87 at May 3, 2002, as compared to 98 at May 4, 2001.  Sales have remained soft, as the economy continues to rebound slowly.  First quarter 2002 comparable store sales declined 2.0% from the prior year comparable period.

Franchise Related Fees.  Franchise related fees for the first three months of fiscal 2002 of approximately $416,000 increased 7% over franchise related fees of approximately $388,000 for the comparable period in the prior year.  The year-over-year increase primarily reflects initial franchise fees collected for new franchise openings, in addition to increased royalties resulting from higher franchise store sales.  During the first fiscal quarter of 2002, we opened two franchise stores, for a total of 54 franchise stores at May 3, 2002 compared with 51 franchise stores at May 4, 2001.

Costs of Products Sold and Occupancy Costs

Cost of products sold and occupancy costs for continuing operations totaled $11.1 million, or 63.9% of retail sales, for the first quarter ended May 3, 2002, as compared to approximately $11.4 million, or 65.1% of retail sales, for the first quarter ended May 4, 2001.  As a result of our aggressive markdown program in fiscal 2001, we were able to remove a significant amount of slower moving and discontinued items from our assortment, and we entered fiscal 2002 with a higher blended margin on inventory available for sale than in the prior year.  Accordingly, our product margins for the first three months of fiscal 2002 increased substantially over the prior year comparable period.  The increase in margin also reflects a shift in sales from seasonal product categories to everyday product categories, which typically carry higher margins.  It also reflects successful pattern changeovers that took place earlier in the year, increased markdown dollars received from our vendors, and other selected price increases.  Occupancy costs from continued operations were higher than the prior year primarily due to the addition of two new stores and the expansion of an existing store.

Store Operating Expenses

Store operating expenses for continuing operations for the first three months of fiscal 2002 of approximately $4.7 million, or 26.8% of retail sales, were higher than store operating expenses of approximately $4.2 million, or 24.3% of retail sales for the prior year comparable period.  The increase primarily relates to higher advertising costs for the current year due to an added newspaper flyer, additional radio advertising, and the move from mailbox insertion to Sunday newspaper insertion, which costs more. Although it has somewhat dissipated, we continue to realize higher wage rate pressure due to the tightness of labor markets.

General and Administrative Expenses

General and administrative expenses for continuing operations for the first quarter of fiscal 2002 were approximately $2.4 million, or 13.4% of revenues, compared to general and administrative expenses of approximately $2.7 million, or 15.2% of revenues, for the first quarter of fiscal 2001.  The year-over year change primarily reflects the one-time consulting and professional costs that were incurred during the first quarter of fiscal 2001, in addition to the successful reduction of certain costs such as travel and training.  Over the next 12 months, we expect general and administrative expenses to be less than prior year levels as we strive to continue to contain these costs.

Interest Expense

Interest expense, for the quarter ended May 3, 2002, of approximately $358,000, or 2.0% of total revenues, increased approximately $5,000, over interest expense for the first quarter ended May 4, 2001.  The increase over prior year primarily reflects the net additional interest on a $1.0 million note payable, partially offset by lower interest on our revolving line of credit.  We had a higher average level of borrowings for the quarter compared to the prior year, however, this was offset by a lower variable rate of interest.  For the remainder of fiscal 2002, we expect interest expense to remain relatively the same as the prior year, reflecting a higher average level of borrowing offset by a lower prime rate.

Income Tax Benefit

During the fourth quarter of fiscal 2001, we recorded a full valuation allowance against our deferred tax asset.  Accordingly, income tax expense for the quarter was offset by net operating loss carryforwards.  The Company’s estimated annual effective income tax rate was 40% for the first quarter of fiscal 2001.

ANALYSIS OF FINANCIAL CONDITION

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

•              everyday payment terms from venders; and

•              lease financings.

In order to provide us with the liquidity we needed during the first quarter of fiscal 2002, we entered into a short-term loan of $1.0 million with an unrelated business partner that was paid in full after the end of our first quarter.  In addition, we recently sold our 13 stores in the Seattle market for approximately $4.5 million.  The proceeds from the sale of Seattle were used to reduce our revolving line of credit, which gave us additional availability which we believe will provide us with the liquidity necessary to assist us with our short-term working capital needs.

Our liquidity from continuing operations as measured by our working capital, was ($3.7) million at May 3, 2002 and was approximately ($6.8) million at February 1, 2002.  The Company’s current ratio from continuing operations was 0.85 to 1.0 at May 3, 2002 and was 0.71 to 1.0 at February 1, 2002.   Our working capital and current ratio results reflect the reclassification of $4.0 million of convertible subordinated debentures from long-term debt to short-term debt on our consolidated balance sheets due to our existing breach of a covenant in the indenture governing our subordinated debentures.

Net cash used for continuing operations totaled approximately $2.1 million for the first quarter of 2002 compared to net cash provided by continuing operations of approximately $2.5 million for the same period in 2001.  The decrease in cash flows from operations primarily reflects increases in inventory levels to support upcoming seasonal events.  In contrast, in the prior year, we had ended fiscal 2000 with higher levels of inventory.

Net cash provided by investing activities of continuing operations was approximately $3.7 million for the first quarter ended May 3, 2002, consisting of net proceeds received on the sale of our Seattle stores, net of capital expenditures.  In comparison, net cash used for investing activities of continuing operations was approximately $64,000 for the first quarter ended May 4, 2001, consisting entirely of capital expenditures.

We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies.  We anticipate that we will spend an aggregate $800,000 on capital expenditures for the remainder of fiscal 2002 for store improvements and continuing investments in information systems.  We seek to lease sites, of approximately 8,500 square feet, for our Company-owned stores rather than own real estate.  If the number of stores we plan to open, relocate or remodel increases or decreases, this estimate may change accordingly.  Our plans may also vary based upon the availability of suitable locations and the availability of acceptable terms.  It is our intention to finance new store fixtures and equipment with long-term leases, assuming availability and reasonable terms.  We may additionally seek to acquire existing stores from franchisees.  At present, we have no agreement to acquire any franchise store.

Net cash used for financing activities of continuing operations was approximately $910,000 for the first fiscal quarter of 2002 compared to net cash used for financing activities of continuing operations of approximately $2.3 million for the first fiscal quarter of 2001.  The current year use of cash for financing activities reflects payments made on our revolving line of credit related to proceeds from the sale of Seattle, partially offset by increases in the line of credit due to payments made to our vendors as well as a payment of $500,000 on the $1.0 million unsecured note payable.  The use of cash in the prior year reflects an improvement in our ability to make payments on the line of credit resulting from the extended dating that we had received from certain vendors and landlords.

Outstanding Debt

We have outstanding as of May 3, 2002, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 444,000 shares of our common stock.  The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.

Since February 1, 2002, we have been in breach of a covenant under the indenture that requires us to maintain a minimum consolidated net worth of at least $7.0 million.    We are current, however, on all required payments under the indenture.  We have asked our debenture holders to waive this breach, and to approve amendments to our indenture to eliminate the financial covenants that require us to maintain a minimum consolidated net worth and limit our ability to incur additional indebtedness, before June 16, 2002.  If we do not receive consents to waive the existing breach under the indenture from more than 50% of the aggregate principal amount of the outstanding debentures by June 16, 2002, it will become an “Event of Default” under the terms of the indenture.  An “Event of Default” would permit either the indenture trustee or the holders owning at least 25% in principal amount of the outstanding debentures to declare all of the $4.0 million of outstanding debentures to be immediately due and payable.  An “Event of Default” under our indenture would also cross-default our revolving credit agreement and would provide our secured lender with the right to prevent us from paying future principal or interest payments to the holders of our subordinated debentures until such “Event of Default” is cured, waived or ceases to exist.  We cannot predict at this time whether our secured lender will prevent us from making future

payments of interest on the debentures if an “Event of Default” occurs under the indenture.   If an event of default occurs under our revolving line of credit, a waiver of the “Event of Default” under the indenture cannot cure the line of credit default.  To cure the line of credit default, we would need to obtain a waiver from our secured lender.  In addition, if the outstanding amount of the subordinated debentures is accelerated, the amount outstanding under our revolving line of credit could also be made immediately due and payable by our senior lender.  Due to our breach, the $4.0 million convertible subordinated debentures are reflected as current debt in our consolidated balance sheets.  In the future, we may also consider a program to repurchase our outstanding debentures, provided that we have the funds available for, and our secured lender has approved, such a program.

We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in September 2004.  Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory.  As a result of the borrowing limitation primarily resulting from the levels of inventory, we often maximize the availability under our line during intra-month peaks and at certain times during the year.  On May 3, 2002, we had availability of approximately $9.4 million under this line, of which approximately $7.4 million was outstanding.

The revolving credit agreement also contains covenants, which require us to maintain certain financial covenants and a certain level of availability, and imposes restrictions on our ability to pay dividends.  We were in compliance with, or had obtained waivers for, all of our financial covenants as required by the credit facility at May 3, 2002.  If an “Event of Default” occurs under our trust indenture, however, it will cross-default our revolving credit agreement.  To cure the line of credit default, we would need to obtain a waiver from our secured lender.

As discussed above, with the passage of time, unless it is cured, we will be in default of a financial covenant in the indenture under which our subordinated debentures were issued, which will also cause a default under our revolving line of credit facility.  Although we have asked our debenture holders to waive this default, we may not receive the requisite number of consents prior to June 16, 2002.  In the event repayment of the amounts outstanding under either our outstanding debentures or the revolving credit line were to be accelerated, we may not have the funds readily available to satisfy such obligations or meet the other operating cash needs of our business.  In addition, if such acceleration were to occur, we would evaluate our options to attempt to remedy such acceleration at that time.  In general, our highly-leveraged financial condition, as well as the possible reactions of customers, employees, suppliers and franchisees to publicity regarding our continuing losses, make it extremely difficult for us to predict our actual liquidity needs as well as obtain additional financing.  The assumptions underlying our projections as to such needs, therefore, may not be realized.

Provided our subordinated debt and revolving credit line are not accelerated as a result of an “Event of Default” under our trust indenture or our credit facility, we believe that our revolving line of credit and our terms from our vendors, along with funds expected to be generated from operations, will be adequate to meet our cash needs through the remainder of fiscal 2002.

NASDAQ Listing

During the first quarter of fiscal 2002, the Nasdaq Stock Market notified us that we had regained compliance with two of its SmallCap Market maintenance requirements, one requiring that we maintain a minimum market value of $1.0 million public float, and one requiring that we maintain a minimum bid price of $1.00 per share.  On May 8, 2002, however, the Nasdaq Stock Market notified us that we were not in compliance with another maintenance requirement, requiring that the company maintain a minimum of $2.0 million in net tangible assets or a minimum of $2.5 million in stockholders’ equity.  We have recently submitted a plan to Nasdaq indicating how we plan to achieve and sustain compliance with this requirement.  If the plan is not deemed adequate by Nasdaq compliance staff, we may appeal the decision to the Nasdaq Listing Qualification Panel.

If we do not ultimately satisfy the maintenance requirement, we may decide to apply for quotation of our common stock on the Nasdaq Bulletin Board, or any other organized market on which our shares may be eligible for trading, or we may decide to appeal the decision by Nasdaq to delist our common stock.

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

Forward-Looking Information

Certain statements contained in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors may include, among others, those factors listed in our 2001 Form 10-K filed with the SEC on May 2, 2002 and our other filings with the SEC.

Additional Information on Paper Warehouse

We are currently subject to the informational requirements of the Exchange Act of 1934, as amended.  As a result, we are required to file periodic reports and other information with the SEC, such as annual, quarterly and current reports and proxy and information statements.  You are advised to read this Form 10-Q in conjunction with the other reports, proxy statements and other documents we file from time to time with the SEC.  If you would like more information regarding Paper Warehouse, you may read and copy the reports, proxy and information statements and other documents we file with the SEC, at prescribed rates, at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549.  You may obtain information regarding the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330.  Our SEC filings are also available to the public free of charge at the SEC’s website.  The address of this website is http://www.sec.gov.

We are also in the process of making our most current SEC filings, such as our annual, quarterly and current reports, proxy statements and press releases available to the public free of charge on our Website.  The address of our Website is www.paperwarehouse.com.  Our Website is not intended to be, and is not, a part of this Quarterly Report on Form 10-Q.  We will provide electronic or paper copies of our SEC filings (excluding exhibits) to any Paper Warehouse shareholder free of charge upon receipt of a written request for any such filing.  All requests for our SEC filings should be sent to the attention of Investor Relations at Paper Warehouse, Inc., 7630 Excelsior Boulevard, Minneapolis, MN 55426.

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

Exhibit 10.1 — Second Amendment to Loan and Security Agreement Between Wells Fargo Retail Finance LLC and the Company dated April 26, 2002.

Exhibit 12 — Computation re: Ratio of Earnings to Fixed Charges

	b.	Reports on Form 8-K:

Filed during the quarter for which this report is filed:

None.

Filed subsequent to the quarter for which this report is filed:

Form 8-K dated May 8, 2002 reporting the sale of our 13 stores in the Seattle market and our exiting of that market, including pro forma financial statements and a copy of the asset purchase agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPER WAREHOUSE, INC.

Date: June 10, 2002

By: /s/ Yale T. Dolginow
Name: Yale T. Dolginow
Title: President and Chief Executive Officer

By: /s/ Cheryl W. Newell
Name: Cheryl W. Newell
Title: Chief Financial Officer
(Principal Financial Officer)

By: /s/ Diana G. Purcel
Name: Diana G. Purcel
Title: Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Location

10	Second Amendment to Loan and
Security Agreement Between Wells Fargo
	Retail Finance LLC and the Company	Filed herewith
	dated April 26, 2002.	electronically

12	Ratio of Earnings to	Filed herewith
	Fixed Charges	electronically