Form 10-Q
period 2002-08-02
PAPER WAREHOUSE INC
filed 2002-09-12
CIK 934509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 2, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

On September 12, 2002 there were 1,886,192 shares of Common Stock, $.03 par value, of Paper Warehouse, Inc. outstanding.

PAPER WAREHOUSE, INC.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 2, 2002	February 1, 2002
ASSETS

Current assets:
Cash and cash equivalents	$167,075	$203,975
Merchandise inventories	14,870,814	14,765,866
Accounts receivable	818,769	1,177,364
Prepaid expenses and other current assets	875,401	521,686
Total current assets	16,732,059	16,668,891

Property and equipment, net	5,645,402	6,207,849
Other assets, net	1,504,783	1,652,147
Net assets of discontinued operations	—	2,545,786
Total assets	$23,882,244	$27,074,673

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable — line of credit	$6,932,055	$7,731,966
Note payable — other	—	1,000,000
Convertible subordinated debt	4,000,000	4,000,000
Current maturities of long-term debt	517,248	553,481
Accounts payable	7,700,637	8,087,854
Accrued liabilities	1,409,470	1,822,488
Current portion — reserve for store closings	147,745	311,383
Total current liabilities	20,707,155	23,507,172

Other long-term debt, less current maturities	1,123,117	1,328,979
Reserve for store closings, less current portion	400,363	383,908
Deferred rent credits	1,181,118	1,261,470
Total liabilities	23,411,753	26,481,529

Commitments	—	—

Stockholders’ equity:
Serial preferred stock, $.03 par value; 3,333,333 shares authorized; none issued or outstanding	—	—
Common stock, $.03 par value; 13,333,333 shares authorized; 1,886,192 shares issued and outstanding	56,585	56,585
Additional paid-in capital	15,010,338	15,010,548
Accumulated deficit	(14,596,432)	(14,473,989)
Total stockholders’ equity	470,491	593,144

Total liabilities and stockholders’ equity	$23,882,244	$27,074,673

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2002	August 3, 2001	August 2, 2002	August 3, 2001
Revenues:
Retail sales	$19,555,041	$19,010,049	$36,939,261	$36,467,167
Franchise related fees	411,014	365,375	826,696	753,580
Total revenues	19,966,055	19,375,424	37,765,957	37,220,747

Costs and expenses:
Costs of products sold and occupancy costs	12,678,327	12,364,656	23,792,975	23,724,283
Store operating expenses	4,831,011	4,486,365	9,494,847	8,733,784
General and administrative expenses	2,658,101	2,610,268	5,047,285	5,321,985
Repositioning credits	—	—	—	(230,000)
Total costs and expenses	20,167,439	19,461,289	38,335,107	37,550,052

Operating loss from continuing operations	(201,384)	(85,865)	(569,150)	(329,305)

Interest expense	(322,439)	(323,638)	(680,148)	(676,007)
Other income, net	37,492	56,132	114,784	74,949

Loss from continuing operations before income taxes	(486,331)	(353,371)	(1,134,514)	(930,363)

Income tax benefit	—	140,672	—	370,392

Net loss from continuing operations	(486,331)	(212,699)	(1,134,514)	(559,971)

Discontinued operations: (Note 4)
Loss from discontinued operations of Seattle market (net of income tax benefit of $33,018 for the quarter and $85,367 for the six-month period in 2001)	—	(49,924)	(246,145)	(129,060)
Gain on sale of Seattle market	—	—	1,258,216	—

Net (loss) income from discontinued operations	—	(49,924)	1,012,071	(129,060)
Net loss	$(486,331)	$(262,623)	$(122,443)	$(689,031)

Net (loss) income per common share:

Basic and diluted net (loss) income per share:
Net loss from continuing operations	$(0.26)	$(0.11)	$(0.60)	$(0.30)
Net (loss) income from discontinued operations	$—	$(0.03)	$0.54	$(0.07)
Net loss	$(0.26)	$(0.14)	$(0.06)	$(0.37)

Weighted Average Shares Outstanding:
Basic and diluted	1,886,192	1,882,832	1,886,192	1,882,748

See accompanying notes to consolidated financial statements

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 2, 2002	August 3, 2001
OPERATING ACTIVITIES:
Net loss	$(122,443)	$(689,031)
Net loss from discontinued operations	246,145	129,060
Adjustments to reconcile net loss to net cash (used for) provided by continuing operations:
Gain on sale of discontinued operations, net	(1,258,216)	—
Depreciation and amortization	1,068,039	1,053,407
Repositioning credits	—	(230,000)
Deferred taxes	—	(457,917)
Deferred rent credits	(51,666)	319,376
Other noncash items affecting earnings	131,937	130,528
Changes in operating assets and liabilities (excluding effects of disposition):
Merchandise inventories	(104,948)	(842,071)
Accounts receivable	358,595	483,478
Prepaid expenses and other current assets	(353,715)	(502,194)
Accounts payable	(387,217)	2,680,253
Accrued liabilities	(441,704)	(16,075)
Store closing reserves	(147,183)	(333,865)
Net cash (used for) provided by continuing operations	(1,062,376)	1,724,949
INVESTING ACTIVITIES:
Proceeds from sale of Seattle market net assets	3,925,222	—
Purchases of property and equipment	(505,592)	(404,765)
Net cash provided by (used for) investing activities of continuing operations	3,419,630	(404,765)
FINANCING ACTIVITIES:
Net payments on line of credit	(799,911)	(993,014)
Payments on long-term debt	(1,235,900)	(186,270)
Other	(210)	(47,466)
Net cash used for financing activities of continuing operations	(2,036,021)	(1,226,750)
Net cash (used for) provided by discontinued operations	(358,133)	28,951
Net (decrease) increase in cash and cash equivalents	(36,900)	122,385
Cash and cash equivalents, beginning of period	203,975	427,878
Cash and cash equivalents, end of period	$167,075	$550,263
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$445,699	$540,380
Income taxes paid during the period	$2,600	$2,600
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Reclassification of accounts payable to note payable to vendor	$—	$583,363

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)                                 Basis of Presentation

We (“Paper Warehouse, Inc.” or the “Company”) are a chain of retail stores, specializing in party supplies and paper goods.  As of August 2, 2002, we operated 87 Company-owned stores in nine states throughout the central and western regions of the United States under the names “Paper Warehouse” and “Party Universe” and a web site under the name “PartySmart.com.”  In addition, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations.  These unaudited financial statements represent the consolidated financial statements of Paper Warehouse, Inc., Paper Warehouse Franchising, Inc. and PartySmart.com, Inc. as of August 2, 2002 and February 1, 2002 and for the six month periods ended August 2, 2002 and August 3, 2001.  The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation.  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2001 Form 10-K as filed with the SEC.  The Unaudited balance sheet as of February 1, 2002 has been derived from our audited financial statements as of that date.

Due to the seasonality of our business, revenues and operating results for the six months ended August 2, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the fiscal 2001 comparative financial statements to conform to the presentation used in 2002.  These reclassifications had no effect on total stockholders’ equity or net loss as previously reported.

(2)                                 Outstanding Debt

We had outstanding as of August 2, 2002, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 444,000 shares of our common stock.  The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.

We also had a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in September 2004.  Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory.  As a result of the borrowing limitation primarily resulting from the levels of inventory, we often maximize the availability under our line during intra-month peaks and at certain times during the year.  On August 2, 2002, our maximum availability under our line of credit was approximately $8.9 million, and we had approximately $6.9 million outstanding.  The revolving credit agreement contains covenants, which require us to maintain certain financial covenants and a certain level of availability, and imposes restrictions on our ability to pay dividends.  On September 5, 2002, Wells Fargo Retail Finance granted us an overline that has provided us with approximately $1.4 million of excess availability on our revolving line of credit.  The overline, which bears interest at prime plus 150 basis points, will expire on December 2, 2002 and is fully secured by a standby letter of credit, issued by a major bank and guaranteed by a key vendor.  As consideration for issuing the letter of credit, we are currently in the process of negotiating additional purchase commitments with this vender.

As of the end of our 2001 fiscal year, we were in breach of a covenant under the indenture governing our subordinated debentures, which requires us to maintain a minimum consolidated net worth of at least $7.0 million.  We asked our debenture holders to waive this breach, as well as approve amendments to our indenture to eliminate certain financial covenants that require us to maintain a minimum consolidated net worth and limit our ability to incur additional indebtedness.  We were unable to obtain the requisite consents from our debenture holders to waive the breach of the minimum net worth covenant, and on June 16, 2002 an event of default, as defined by the indenture, occurred as a result of our continuing breach of this financial covenant.  In addition, we are in default of our revolving line of credit because the event of default under the indenture caused a cross default under our credit line.  Except for this default under our line of credit, we were in compliance with, or had obtained waivers for, all of our financial covenants as required by the credit facility at August 2, 2002.  A waiver of the events of default under the indenture cannot cure the line of credit default.  To cure the line of credit default, we would need to obtain a waiver from our secured lender.

The cross-default under our revolving credit agreement provided our secured lender with the right to prevent us from paying future principal or interest payments to the holders of our subordinated debentures until the event of default under the indenture is cured, waived or ceases to exist and our secured lender has waived the default that exists under the line of credit.  Our secured lender exercised its right to prevent us from making any further payments under the indenture and, therefore, we did not make the June 15, 2002 interest payment to our debenture holders.  Unless the default under the indenture is cured, waived or ceases to exist and our secured lender has waived the default that currently exists under the line of credit by September 15, 2002, we will be unable to make the September interest payment to our debenture holders.  We are currently working with a third party to help us obtain the required waiver of the defaults that currently exist under the indenture and approval of certain amendments to the indenture.  We have received assurance from our secured lender that if the proposal to waive the breaches and defaults that currently exist under the indenture and approve certain amendments to the indenture is approved by the requisite number of consents from the debenture holders, we will be permitted to make the June and September interest payments and all future interest payments to the debenture holders assuming that no other events of default have occurred, or will occur, under the indenture or the line of credit which have not been waived or cured.  We currently expect that our second solicitation of consents from our debenture holders will commence on or before September 13, 2002 and end on approximately October 4, 2002.

An event of default under the indenture permits either the indenture trustee or the holders owning at least 25% of the outstanding debentures to declare all of the $4.0 million of the outstanding debentures to be due and payable.  In addition, if the outstanding amount of the subordinated debentures is accelerated, the amount outstanding under our revolving line of credit could also be made immediately due and payable by our secured lender.  If we are unable to obtain a waiver of the defaults that currently exist under the indenture and the approval of the amendments to the indenture, and if the indenture trustee or the holders owning at least 25% of the outstanding debentures declare all of the $4.0 million of the outstanding debentures to be due and payable, we currently have no available source of additional funds to make such payments and will need to quickly develop a strategy to try and remedy the situation which strategy may include, but is not limited to, vender financing, arrangements with our landlords, and further reduction of operating expenses.  We cannot assure you, however, that we will successfully develop such a strategy.  Due to our default, the $4.0 million convertible subordinated debentures are reflected as current debt in our consolidated balance sheets.  In the future, we may consider a program to repurchase our outstanding debentures, provided that we have the funds available for, and our secured lender has approved, such a program.

We are currently actively seeking additional longer-term capital resources.  If we are not successful in obtaining longer-term capital, and as a result of the continuing needs of our business, borrowing limits, the defaults in connection with our debentures, a default on our revolving credit facility, and the possibility of continuing operating losses in our business, we will not have available to us adequate liquidity to meet our needs beyond the end of fiscal year 2002.  In the event that we cannot generate sufficient cash flow to meet our current commitments, and in the event that we are unable to obtain longer-term capital resources, we may be ultimately forced to seek protection from our creditors under the bankruptcy laws.

As previously mentioned, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern.  In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to obtain the above-described waivers and amendments from the debenture holders.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

(3)                                 Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding during the periods.

Diluted EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period; increased to include assumed conversions of potentially dilutive shares outstanding into common shares, when dilutive.  Our potentially dilutive shares of common stock include stock options, our outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of our convertible debenture offering.  We had $4.0 million of convertible subordinated debentures that were outstanding as of August 2, 2002, that were not included in the computation of diluted EPS for the three or six month periods ended August 2, 2002, as their inclusion would have been antidilutive.  We also had 276,934 stock options outstanding as of August 2, 2002, that were not included in either the three or six month computations of diluted EPS for continuing operations as their inclusion would have been antidilutive.  Had we not incurred a loss from continuing operations during these periods, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 shares of common stock for both periods and we would have assumed conversions of stock options into approximately 811 shares of common stock for the first six months of fiscal 2002 and 400 shares of common stock for the second quarter of fiscal 2002.

We had $4.0 million of convertible subordinated debentures outstanding and 256,318 stock options outstanding as of August 3, 2001 that were not included in the computation of diluted EPS for the three or six month periods ended August 3, 2001, as their inclusion would have been antidilutive.    Had we not incurred losses in these periods, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 common shares, and we would have assumed no conversions of stock options.

(4)                                 Discontinued Operations

On April 23, 2002, we completed the sale of 13 stores in the Seattle market for approximately $4.5 million, consisting of cash and assumption of debt, and exited that market.  We sold substantially all of our assets used in connection with the operation of those stores, which consisted primarily of inventory and equipment.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted February 2, 2002, we have reflected the operating results of the 13 stores in the Seattle market for the six months ended August 2, 2002 and August 3, 2001 as discontinued operations in our consolidated statements of operations.  In addition, we have reflected the net assets of the 13 stores in the Seattle market as net assets of discontinued operations in our consolidated balance sheet at February 1, 2002.  We recorded a gain of approximately $1.3 million in connection with the sale.

(5)                                 Repositioning Credits — Reserve for Store Closings

The reserve for store closings reflects reductions related to ongoing payments of rent, common area maintenance and real estate taxes on the stores that were closed, in addition to beneficial adjustments resulting from the subleasing of, or the termination of, leases on certain store locations.

During the second quarter of fiscal 2002, we closed on an agreement to sublease the Ingersoll, Iowa store location, which had been previously closed.  We remain responsible for a portion of the remaining lease obligations, and since this portion is approximately equal to the remaining store closing reserve, we did not record any reversal of the store closing reserve as a result of this transaction.

During the first quarter of fiscal 2001, we closed on an agreement to terminate the lease on the Colorado Springs, Colorado store location, which had been previously closed.  Accordingly, the reversal of $230,000 of the store closing reserves is reflected in our consolidated statement of operations for the six months ended August 3, 2001.

As of August 2, 2002, we have either sublet or terminated the leases on all of the store locations that we had reserved for during fiscal 1999.

(6)                                 Income Taxes

During the fourth quarter of fiscal 2001, we recorded a full valuation allowance against our deferred tax asset.  Accordingly, we did not record a benefit for our losses for either the second quarter or first six months of fiscal 2002.  The Company’s estimated annual effective income tax rate was 40% for the second quarter and first six months of fiscal 2001.

(7)                                 Adoption of New Accounting Standards

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

(8)                                 Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Opinion 30 will be classified as extraordinary.  Thus, gains and losses arising from extinguishments that are part of a company’s recurring operations will not be reported as an extraordinary item.  SFAS 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We believe the adoption of SFAS No. 145 will not have a material effect on our consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3.  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value.  The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.

(9)                                 Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts.  This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934.  It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management.  Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act provides for additional regulations and requirements of publicly traded companies, which have yet to be issued.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

We are a chain of retail stores specializing in party supplies and paper goods.  As of August 2, 2002, we operated 87 stores in nine states throughout the central and western regions of the United States under the names Paper Warehouse and Party Universe, and a web site, which can be accessed at www.PartySmart.com.  We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987.  We employ a strategy of clustering stores in our principal markets to:

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

RESULTS OF OPERATIONS

Net Income (Loss) and Net Income (Loss) Per Common Share

We reported a net loss of approximately $122,000, or $0.06 per diluted share, for the six months ended August 2, 2002, compared to a net loss of approximately $689,000, or $0.37 per diluted share, for the six-month period ended August 3, 2001.  Our fiscal 2002 results reflect a net loss of approximately $1.1 million from continuing operations, or $0.60 per diluted share, offset by net income from discontinued operations of approximately $1.0 million, or $0.54 per diluted share.  The results for fiscal 2001 reflect a net loss of approximately $560,000 from continuing operations, or $0.30 per diluted share, and a net loss from discontinued operations of approximately $129,000, or $0.07 per diluted share.

We reported a net loss of approximately $486,000, or $0.26 per diluted share, for the second quarter ended August 2, 2002, compared to a net loss of approximately $263,000, or $0.14 per diluted share, for the second quarter ended August 3, 2001.  The second quarter results for 2001 reflect a net loss of approximately $213,000 from continuing operations, or $0.11 per diluted share, and a net loss from discontinued operations of approximately $50,000, or $0.03 per diluted share.

We realized EBITDA (earnings before interest, taxes, depreciation and amortization) from continuing operations, excluding any repositioning activity, of approximately $614,000 for the first six months of fiscal 2002, compared to EBITDA of approximately $569,000 for the comparable period in the prior year.

The following table sets forth for the periods indicated, certain costs and expenses of continuing operations as a percentage of total revenues and retail sales of continuing operations:

	Six Months Ended
	August 2, 2002	August 3, 2001
Costs of products sold and occupancy costs:
as % of total revenues	63.0%	63.7%
as % of retail sales	64.4%	65.1%
Store operating expenses:
as % of total revenues	25.1%	23.5%
as % of retail sales	25.7%	23.9%
General and administrative expenses:
as % of total revenues	13.4%	14.3%
as % of retail sales	13.7%	14.6%

Number of Company-owned stores related to continuing operations	87	86

Total number of Company-owned stores	87	99

Revenues

Retail Sales.  Retail sales from continuing operations of approximately $19.6 million for the second quarter of fiscal 2002 increased 3% over retail sales of $19.0 million for the same period in the prior year.  Retail sales from continuing operations of approximately $36.9 million for the first six months of fiscal 2002 increased 1% over retail sales of $36.5 million for the first six months of fiscal 2001.  Sales from our Internet web site, although improved, were not significant.  As previously mentioned, we sold 13 stores in the Seattle market during the first quarter of fiscal 2002, and exited that market.  We didn't open or close any stores during the second quarter of fiscal 2002.  Accordingly, our Company-owned store count was 87 at August 2, 2002, as compared to 99 at August 3, 2001.  Sales have remained soft, as the economy continues to rebound slowly.  Fiscal 2002 comparable store sales for the first six months were essentially flat to the prior year comparable period, while second quarter 2002 comparable store sales increased approximately 1.0% over the prior year comparable period.   We expect to realize moderate comparable store growth for the remainder of the year, primarily due to soft sales results in the third and fourth quarter of fiscal 2001.

Franchise Related Fees.  Franchise related fees for the quarter ended August 2, 2002 of approximately $411,000 increased 12% over franchise related fees of approximately $365,000 for the comparable period in the prior year.  For the first six months of fiscal 2002, franchise related fees of approximately $827,000 increased 10% over franchise related fees of approximately $754,000 for the first six months of fiscal 2001.  The year-over-year increase primarily reflects initial franchise fees collected for new franchise openings, in addition to increased royalties resulting from higher franchise store sales.  During the second fiscal quarter of 2002, we opened one franchise store, for a total of 55 franchise stores at August 2, 2002 compared with 53 franchise stores at August 3, 2001.

Costs of Products Sold and Occupancy Costs

Cost of products sold and occupancy costs for continuing operations were approximately $12.7 million, or 64.8% of retail sales, for the second quarter ended August 2, 2002, as compared to approximately $12.4 million, or 65.0% of retail sales, for the second quarter ended August 3, 2001.  Cost of products sold and occupancy costs for continuing operations were approximately $23.8 million, or 64.4% of retail sales, for the six months ended August 2, 2002, as compared to approximately $23.7 million, or 65.1% of retail sales, for the comparable period in the prior year.  As a result of our aggressive markdown program in fiscal 2001, we were able to remove a significant amount of slower moving and discontinued items from our assortment, and we entered fiscal 2002 with a higher blended margin on inventory available for sale than in the prior year.  Accordingly, our product margin percentage for the first six months of fiscal 2002 increased among many product categories over the prior year comparable period.  The increase also reflects a shift in sales from seasonal product categories to everyday product categories, which typically carry higher margins, successful pattern changeovers that took place earlier in the year, increased markdown dollars received from our vendors, and other selected price increases.  The increases realized in total margin for the second quarter of fiscal 2002 were partially offset by lower margins on greeting cards, stemming from the reintroduction of a 50% discount on greeting cards.  We anticipate that the reintroduction of this discount program coupled with more promotional product offerings will result in increased customer transactions in our stores.  However, as a result of these initiatives, we also expect to realize lower margins for the remainder of our fiscal year.  Occupancy costs from continued operations were higher, and are expected to continue to be higher than the prior year primarily due to the addition of two new stores and the expansion of an existing store.

Store Operating Expenses

Store operating expenses for continuing operations for the second quarter of fiscal 2002 were approximately $4.8 million, or 24.7% of retail sales, which were higher than store operating expenses of approximately $4.5 million, or 23.6% of retail sales, for the prior year comparable period.  Store operating expenses for continuing operations for the first six months of fiscal 2002 were approximately $9.5 million, or 25.7% of retail sales, which were higher than store operating expenses of approximately $8.7 million, or 23.9% of retail sales, for the prior year comparable period.  The increase in store operating expenses for second quarter year-over-year is primarily due to moderate wage increases for store labor.  The year-to-date increase reflects higher advertising costs for the current year due to an added newspaper flyer in the first quarter, additional radio advertising, and the move from mailbox insertion to Sunday newspaper insertion, which costs more.  The increase also reflects moderate wage increases for store labor.  We expect store operating expenses for the remainder of fiscal 2002 to be higher than the prior year due to higher advertising costs from additional flyers and our move to Sunday insertion, in addition to wage increases.

General and Administrative Expenses

General and administrative expenses for continuing operations for the second quarter of fiscal 2002 were approximately $2.7 million, or 13.3% of revenues, compared to general and administrative expenses of approximately $2.6 million, or 13.5% of revenues, for the comparable quarter in the prior year.  General and administrative expenses for continuing operations for the first six months of fiscal 2002 were approximately $5.0 million, or 13.4% of revenues, compared to general and administrative expenses of approximately $5.3 million, or 14.3% of revenues, for the first six months of fiscal 2001.  The increase for second quarter reflects higher expenses associated with our default on our subordinated debentures, partially offset by declines in expense categories such as training, travel and meals and entertainment.  The decease for the year-to-date period primarily reflects the one-time consulting and professional costs that were incurred during the first quarter of fiscal 2001, in addition to the successful reduction of certain costs such as travel and training.  Over the next 12 months, we expect general and administrative expenses to be relatively flat to prior year levels as we strive to continue to contain these costs.

Interest Expense

Interest expense, for the quarter ended August 2, 2002, of approximately $322,000, or 1.6% of total revenues, was relatively flat to interest expense for the quarter ended August 3, 2001.  Interest expense, for the year-to-date period ended August 2, 2002, of approximately $680,000, or 1.8% of total revenues, increased approximately $4,000 over interest expense for the comparable period ended August 3, 2001.  The increase over prior year primarily reflects the net additional interest on a $1.0 million note payable, partially offset by lower interest on our revolving line of credit.  We had a higher average level of borrowings during fiscal 2002 as compared to the prior year, however, this was offset by a lower variable rate of interest.  For the remainder of fiscal 2002, we expect interest expense to remain relatively the same as the prior year, reflecting a higher average level of borrowing offset by a lower prime rate.

Income Tax Benefit

During the fourth quarter of fiscal 2001, we recorded a full valuation allowance against our deferred tax asset.  Accordingly, we did not record a benefit for our loss for either the quarter or six-month period ended August 2, 2002.  The Company’s estimated annual effective income tax rate was 40% for the second quarter and first half of fiscal 2001.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Our liquidity needs vary throughout the year as a result of the seasonal nature of our business.  Our cash availability also fluctuates as a result of:

•                                          our profitability;

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

Our primary cash requirements are for ongoing operations, consisting primarily of investments in our inventory, costs associated with payroll, and payments on our store leases consisting of rent, common area maintenance and real estate taxes.  Our primary sources of cash have been:

•                                          borrowings under our revolving line of credit agreement;

•                                          extended payment terms negotiated with certain of our vendors and landlords;

•                                          proceeds from financings such as our shareholder rights offering, our public sale of convertible subordinated debt, the refinancing of our mortgage and our initial public offering;

•                                          everyday payment terms from venders; and

•                                          lease financings.

Our liquidity from continuing operations as measured by our working capital, was ($4.0) million at August 2, 2002 and was approximately ($6.8) million at February 1, 2002.  The Company’s current ratio from continuing operations was 0.81 to 1.0 at August 2, 2002 and was 0.71 to 1.0 at February 1, 2002.   Our working capital and current ratio results reflect the reclassification of $4.0 million of convertible subordinated debentures from long-term debt to short-term debt on our consolidated balance sheets due to our existing defaults and breaches in the indenture governing our subordinated debentures.

Net cash used for continuing operations totaled approximately $1.1 million for the first six months of 2002 compared to net cash provided by continuing operations of approximately $1.7 million for the same period in 2001.  The decrease in cash flows from operations reflects a change in payment terms for seasonal merchandise as compared to prior year terms.  We make commitments for Halloween and Christmas/Hanukkah/New Year’s merchandise far in advance of the selling season.  As a result of our covenant and payment defaults on our subordinated debentures, our financial condition, and the overall softness of the retail environment, several of our key vendors have required either partial or full payment upfront for third and fourth quarter seasonal merchandise.  In addition, many more of our vendors required us to issue letters of credit, which immediately reduced our availability on our revolving line of credit upon the opening of the letter of credit.  In contrast, in previous years, we were able to secure payment options that extended beyond the selling season.

We have invested in, and will continue to evaluate our needs for additional investment in, information technology and infrastructure capabilities in order to gain operational efficiencies.  We anticipate that we will spend an aggregate $600,000 on capital expenditures for the remainder of fiscal 2002 for store improvements and continuing investments in information systems.  We seek to lease sites, of approximately 8,500 square feet, for our Company-owned stores rather than own real estate.  If the number of stores we plan to relocate or remodel increases or decreases, this estimate may change accordingly.  Our plans may also vary based upon the availability of suitable locations and the availability of acceptable terms.  It is our intention to finance new store fixtures and equipment with long-term leases, assuming availability and reasonable terms.  We may additionally seek to acquire existing stores from franchisees.  At present, we have no agreement to acquire any franchise store.

Net cash provided by investing activities of continuing operations was approximately $3.4 million for the six-month period ended August 2, 2002, consisting of net proceeds received on the sale of our Seattle stores, and capital expenditures.  In comparison, net cash used for investing activities of continuing operations was approximately $405,000 for the six-month period ended August 3, 2001, consisting entirely of capital expenditures.

Net cash used for financing activities of continuing operations was approximately $2.0 million for the first six months of 2002 compared to net cash used for financing activities of continuing operations of approximately $1.2 million for the first six months of 2001.  The current year use of cash for financing activities reflects payments made on our revolving line of credit related to proceeds we received from the sale of Seattle, partially offset by increases in the line of credit due to payments made to our vendors as well as the repayment of a $1.0 million unsecured note payable.  The use of cash in the prior year reflects an improvement in our ability to make payments on the line of credit resulting from the extended dating that we had received from certain vendors and landlords.

We have not generated sufficient cash from our primary sources of cash noted above and from operations to meet our liquidity needs and have incurred net losses in every fiscal year since fiscal 1997.  Our cash shortfall was exacerbated during the second quarter of fiscal 2002 by the requirement of several key seasonal vendors for partial or full upfront payment, or the opening of letters of credit, at a time of year when our liquidity is at one of its lowest points.  Our liquidity will continue to be negatively impacted for the first part of the third quarter as we finalize our seasonal commitments.  In light of the above, and in assessing our current liquidity needs through the end of fiscal 2002, if we do not identify and obtain additional sources of capital, we will not have sufficient liquidity to fund our operations beyond our 2002 fiscal yearend.

In order to provide us with additional short-term liquidity through mid-December, we recently entered into an agreement with a key vendor that resulted in additional borrowing capacity under our revolving credit agreement.  On September 5, 2002, Wells Fargo Retail Finance, granted us an overline that has provided us with approximately $1.4 million of excess availability on our revolving line of credit.  The overline, which bears interest at prime plus 150 basis points, will expire on December 2, 2002 and is fully secured by a standby letter of credit, issued by a major bank and guaranteed by this key vendor.  As consideration for issuing the letter of credit, we are currently in the process of negotiating additional purchase commitments with this vender.  Also subsequent to the second quarter end, we negotiated extended terms with one of our largest vendors equal to approximately $1.0 million through mid December.  During the first quarter of fiscal 2002, we entered into a short-term loan of $1.0 million with an unrelated business partner that was paid in full during the second quarter.  Additionally, during the first quarter of fiscal 2002, we sold our 13 stores in the Seattle market for approximately $4.5 million.  The net proceeds of approximately $3.9 million from this sale were used to reduce our revolving line of credit.  We believe that the additional borrowing capacity resulting from our overline, extended terms and proceeds from the sale of our stores in the Seattle market will provide us with the liquidity necessary to assist us with our short-term working capital needs until approximately the end of our fiscal year.

Based on our current obligations and projected internally generated funds, as well as our cash needs through the end of fiscal 2002, we do not believe that we will be able to fund our operations beyond the end of fiscal 2002 unless we can secure external longer-term capital resources over the next three months.  We currently have no additional committed sources of financing available to us, and no excess availability under our existing credit facility.  We are currently seeking to obtain longer-term capital resources, such as financing arrangements, lease arrangements, and extending our payment terms with vendors and landlords.  We cannot assure you, however, that we will be successful in securing such longer-term capital resources nor that we will be successful in meeting our cash requirements.   In the event that we are unable to raise enough cash to relieve our short-term liquidity issues, we may consider further cost reductions and selling additional assets in order to generate sufficient cash flow to meet our commitments on a satisfactory basis, but we may be ultimately forced to seek protection from our creditors under the bankruptcy laws.

We had outstanding as of August 2, 2002, convertible subordinated debentures in an aggregate principal amount of $4.0 million, convertible into 444,000 shares of our common stock.  The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005.  The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends.

We also had a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in September 2004.  Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets.  Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory.  As a result of the borrowing limitation primarily resulting from the levels of inventory, we often maximize the availability under our line during intra-month peaks and at certain times during the year.  On August 2, 2002, our maximum availability under our line of credit was approximately $8.9 million, of which approximately $6.9 million was outstanding.  Due to the somewhat unpredictable timing of receipts, we carefully evaluate our commitments and often spread out disbursements.  Although at any point in time our borrowing levels may indicate that we have excess availability, we make disbursements and commitments based on the intent of maximizing our borrowing capacity.  The revolving credit agreement also contains covenants, which require us to maintain certain financial covenants and a certain level of availability, and imposes restrictions on our ability to pay dividends.  As mentioned above, on September 5, 2002, Wells Fargo Retail Finance, granted us an overline that provides us with approximately $1.4 million of additional availability on our revolving line of credit until December 2, 2002.

As of the end of our 2001 fiscal year, we were in breach of a covenant under the indenture governing our subordinated debentures, which requires us to maintain a minimum consolidated net worth of at least $7.0 million.  We asked our debenture holders to waive this breach, as well as approve amendments to our indenture to eliminate certain financial covenants that require us to maintain a minimum consolidated net worth and limit our ability to incur additional indebtedness.  We were unable to obtain the requisite consents from our debenture holders to waive the breach of the minimum net worth covenant, and on June 16, 2002 an event of default, as defined by the indenture, occurred as a result of our continuing breach of this financial covenant.  In addition, we are in default of our line of credit because the event of default under the indenture caused a cross default under our credit line.  Except for this default under our line of credit, we were in compliance with, or had obtained waivers for, all of our financial covenants as required by the credit facility at August 2, 2002.  A waiver of the events of default under the indenture cannot cure the line of credit default.  To cure the line of credit default, we would need to obtain a waiver from our secured lender.

Under our Indenture, a default in our senior debt prohibits us from paying future principal or interest payments to the holders of our subordinated debentures until the event of default under the indenture is cured, waived or ceases to exist and our secured lender has waived the default that exists under the line of credit.  Our secured lender exercised its right to prevent us from making any further payments under the indenture and, therefore, we did not make the June 15, 2002 interest payment to our debenture holders.  Unless the defaults under the indenture are cured, waived or ceases to exist and our secured lender has waived the default that currently exists under the line of credit by September 15, 2002, we will be unable to make the September interest payment to our debenture holders.  We are currently working with a third party to help us obtain the required waiver of the defaults that currently exist under the indenture and approval of certain amendments to the indenture.  We have received assurance from our secured lender that that if the proposal to waive the defaults that currently exist under the indenture and approve certain amendments to the indenture is approved by the requisite number of consents from the debenture holders, we will be permitted to make the June and September interest payments and all future interest payments to the debenture holders assuming that no other events of default have occurred under the indenture or the line of credit which have not or are not waived or cured.

We currently expect that our second solicitation of consents from our debenture holders will commence on or before September 13, 2002 and end on October 4, 2002.

An event of default under the indenture permits either the indenture trustee or the holders owning at least 25% of the outstanding debentures to declare all of the $4.0 million of the outstanding debentures to be due and payable.  In addition, if the outstanding amount of the subordinated debentures is accelerated, the amount outstanding under our revolving line of credit could also be made immediately due and payable by our secured lender.  Although we are using a third party to assist us with obtaining the required waiver from the debenture holders, we may not receive the requisite number of consents.  If we are unable to obtain a waiver of the breaches and defaults that currently exist under the indenture and approval of the amendments to the indenture, and if the indenture trustee or the holders owning at least 25% of the outstanding debentures declare all of the $4.0 million of the outstanding debentures to be due and payable, we currently have no available source of additional funds to make such payments and we will need to quickly develop a strategy to try and remedy the situation, which strategy may include, but is not limited to, vender financing, arrangements with our landlords, and further reductions of operating expenses.  We cannot assure you however, that we will successfully develop such a strategy.  Due to our default, the $4.0 million convertible subordinated debentures are reflected as current debt in our consolidated balance sheets.  In the future, we may consider a program to repurchase our outstanding debentures, provided that we have the funds available for, and our secured lender has approved, such a program.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to obtain the above-described waiver from the debenture holders and amendments.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In assessing our current liquidity needs through the end of fiscal 2002, if we do not identify and obtain additional sources of capital, we will not have sufficient liquidity to fund our operations beyond our fiscal year-end.  As discussed above, we are currently actively seeking additional longer-term capital resources to provide us with a solid liquidity position going forward.  At this time, we cannot assess the likelihood of obtaining such additional capital or obtaining it on acceptable terms.  If we are not successful in obtaining longer-term capital, and as a result of the continuing needs of our business, borrowing limits, the defaults in connection with our debentures, a default on our revolving credit facility, and the possibility of continuing operating losses in our business, we will not have available to us adequate liquidity to meet our needs beyond the end of fiscal year 2002.  In the event that we cannot generate sufficient cash flow to meet our current commitments, and in the event that we are unable to obtain longer-term capital resources, we may be ultimately forced to seek protection from our creditors under the bankruptcy laws.

Recent Accounting Pronouncements and Legislation

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Policies Opinion 30 will be classified as extraordinary.  Thus, gains and losses arising from extinguishments that are part of a company’s recurring operations will not be reported as an extraordinary item.  SFAS 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We believe the adoption of SFAS No. 145 will not have a material effect on our consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3.  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value.  The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.

Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts.  This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934.  It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management.  Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act provides for additional regulations and requirements of publicly traded companies, which have yet to be issued.

NASDAQ Listing

On June 25, 2002, the Nasdaq Listing Qualifications Department notified us that it had denied our request for continued listing on The Nasdaq SmallCap Market and that our common stock would be delisted from The Nasdaq SmallCap Market as of the opening of business on July 2, 2002.  Our stock was delisted because we failed to comply with either the minimum $2,000,000 net tangible assets or the minimum $2,500,000 stockholders’ equity requirement for continued listing.  Subsequent to the delisting, our common stock began trading on the Over-the-Counter Bulletin Board (OTC BB) under the same symbol, PWHS.

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

Forward-Looking Information

Certain statements contained in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors may include, among others, those factors listed in our 2001 Form 10-K filed with the SEC on May 2, 2002 and our other filings with the SEC.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

In addition to other sources of liquidity previously described, we have utilized a combination of fixed rate and floating rate debt to fund our operations, capital expenditures and the growth in our Company-owned stores and our Internet business.  As a result of our floating rate debt, we are exposed to market risk from changes in interest rates.  There have been recent changes in the prime rate.  We do not consider this exposure to be material to our financial position, results of operations or cash flows.  We do not utilize any derivative financial instruments or engage in any other hedging activities.

Part II.  Other Information

Item 3.           Defaults Upon Senior Securities

Since February 2, 2002, we have been in breach of a financial covenant in the indenture governing our $4.0 million of outstanding convertible subordinated debentures due 2005.  Since this breach continued uncured or unwaived for a period of 30 days after the due date for filing a report with the trustee reporting such breach, this breach became an event of default on June 16, 2002.  In addition, because of a cross default provision in our revolving line of credit agreement with our senior secured lender under which we have a $15.0 million revolving line of credit agreement, an event of default under the indenture also constitutes an event of default under our revolving credit agreement. As a result of the foregoing defaults under the indenture and revolving credit agreement, we were not able to make an interest payment of $105,000 due June 17, 2002 on the convertible subordinated debentures due 2005, and we expect to default in making an interest payment of $105,000 due September 16, 2002 on the convertible subordinated debentures due 2005.  As of the date of this filing, the Company owed the holder of its outstanding convertible subordinated debentures an aggregate amount of $105,000 for interest payments it has failed to make as required by the indenture.  For a complete description of the default in the payment of interest, and the other defaults with respect to the indenture and the revolving line of credit agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this Report of Form 10-Q.

Item 4.           Submission of Matters to a Vote of Security Holders

a.               The Company held its annual meeting of shareholders on June 13, 2002.  Pursuant to Regulation 14 of the Securities Act of 1934, proxies for such meeting were solicited.  The following matters were voted on at the meeting:

		Votes For	Votes Against	Votes Abstained	Broker Non-vote
(1)	To decrease the number of directors on the Board of Directors to six	1,742,503	1,270	800	0

(2)	To elect the following individuals to serve as members of the Company’s Board of Directors until the Annual Meeting of Shareholders in the year 2003:

	Votes For	Votes Withheld
Yale T. Dolginow	1,730,453	14,120
Diane C. Dolginow	1,729,279	15,294
Marvin W. Goldstein	1,728,779	15,794
Jeffrey S. Halpern	1,729,731	14,842
Martin A. Mayer	1,729,512	15,061
Richard W. Perkins	1,730,453	14,120

Item 6.           Exhibits and Reports on Form 8-K

a.               Exhibits:

Exhibit 10- Third Amendment to Loan and Security Agreement between Wells Fargo Retail Finance LLC and the Company dated August 30, 2002

Exhibit 12 — Computation re: Ratio of Earnings to Fixed Charges

b.               Reports on Form 8-K:

Filed during the quarter for which this report is filed:

Form 8-K, filed May 8, 2002, reporting the sale of our 13 stores in the Seattle market and our exiting of that market, including pro forma financial statements and a copy of the asset purchase agreement.

Form 8-K, filed June 28, 2002, announcing that the Company’s common stock was to be delisted from the Nasdaq SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPER WAREHOUSE, INC.

Date: September 12, 2002

By: /s/ Yale T. Dolginow
Name: Yale T. Dolginow
Title: President and Chief Executive Officer

By: /s/ Cheryl W. Newell
Name: Cheryl W. Newell
Title: Chief Financial Officer
(Principal Financial Officer)

By: /s/ Diana G. Purcel
Name: Diana G. Purcel
Title: Vice President and Controller
(Principal Accounting Officer)

Certification by Chief Executive Officer

I, Yale T. Dolginow, certify that:

                                                1.                                       I have reviewed this quarterly report on Form 10-Q of Paper Warehouse, Inc.;

                                                2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

                                                3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

[Items 4,5 and 6 have been omitted pursuant to the transition provisions of Release No. 33-8124]

Date:                    September 12, 2002

By:	/s/ Yale T. Dolginow
Title: President and Chief Executive Officer

Certification by Chief Financial Officer

I, Cheryl W. Newell, certify that:

                                                1.                                       I have reviewed this quarterly report on Form 10-Q of Paper Warehouse, Inc.;

                                                2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

                                                3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

[Items 4,5 and 6 have been omitted pursuant to the transition provisions of Release No. 33-8124]

Date:                    September 12, 2002

By:	/s/ Cheryl W. Newell
Title: Chief Financial Officer

                                                The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.

Exhibit Index

Exhibit No.	Description	Location

10	Third Amendment to Loan and Security Agreement between Wells Fargo Retail Finance LLC and the Company dated August 30, 2002	Filed herewith electronically

12	Ratio of Earnings to Fixed Charges	Filed herewith electronically