Form 10-Q
period 2002-11-01
PAPER WAREHOUSE INC
filed 2002-12-12
CIK 934509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 0-23389

PAPER WAREHOUSE, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1612534 (I.R.S. Employer Identification No.)

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
YES    NO

On December 12, 2002, there were 1,886,192 shares of Common Stock, $.03 par value, of Paper Warehouse, Inc. outstanding.

PAPER WAREHOUSE, INC.

INDEX

			Page(s)

Part I	FINANCIAL INFORMATION

	Item 1:	Financial Statements

		Consolidated Balance Sheets As of November 1, 2002 and February 1, 2002	1

		Consolidated Statements of Operations For the Three and Nine Month Periods Ended November 1, 2002 and November 2, 2001	2

		Consolidated Statements of Cash Flows For the Nine Months ended November 1, 2002 and November 2, 2001	3

		Notes to Consolidated Financial Statements	4-8

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-20

	Item 3:	Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4:	Controls and Procedures	21

Part II	OTHER INFORMATION

	Item 6:	Exhibits and Reports on Form 8-K	22

		Signatures	23

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	November 1,	February 1,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$234,975	$203,975
Merchandise inventories	15,356,005	14,765,866
Accounts receivable	1,148,446	1,177,364
Prepaid expenses and other current assets	817,274	521,686

Total current assets	17,556,700	16,668,891
Property and equipment, net	5,408,709	6,207,849
Other assets, net	1,263,553	1,652,147
Net assets of discontinued operations	—	2,545,786

Total assets	$24,228,962	$27,074,673

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable – line of credit	$6,863,445	$7,731,966
Note payable – other	—	1,000,000
Current maturities of long-term debt	483,643	553,481
Accounts payable	8,248,990	8,087,854
Accrued liabilities	2,369,400	1,822,488
Current portion – reserve for store closings	113,670	311,383

Total current liabilities	18,079,148	19,507,172
Convertible subordinated debt	4,000,000	4,000,000
Other long-term debt, less current maturities	1,047,023	1,328,979
Reserve for store closings, less current portion	339,217	383,908
Deferred rent credits	1,145,311	1,261,470

Total liabilities	24,610,699	26,481,529

Commitments	—	—
Stockholders’ equity (deficit):
Serial preferred stock, $.03 par value; 3,333,333 shares authorized; none issued or outstanding	—	—
Common stock, $.03 par value; 13,333,333 shares authorized; 1,886,192 shares issued and outstanding	56,585	56,585
Additional paid-in capital	15,010,338	15,010,548
Accumulated deficit	(15,448,660)	(14,473,989)

Total stockholders’ deficit	(381,737)	593,144

Total liabilities and stockholders’ (deficit) equity	$24,228,962	$27,074,673

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	November 1,	November 2,	November 1,	November 2,
	2002	2001	2002	2001

Revenues:
Retail sales	$19,365,336	$19,814,369	$56,304,597	$56,281,536
Franchise related fees	385,815	419,009	1,212,511	1,172,589

Total revenues	19,751,151	20,233,378	57,517,108	57,454,125
Costs and expenses:
Costs of products sold and occupancy costs	12,677,850	13,185,330	36,470,825	36,909,613
Store operating expenses	5,176,979	5,101,096	14,671,826	13,834,880
General and administrative expenses	2,482,168	2,464,101	7,529,453	7,786,086
Repositioning credits	—	—	—	(230,000)

Total costs and expenses	20,336,997	20,750,527	58,672,104	58,300,579

Operating loss from continuing operations	(585,846)	(517,149)	(1,154,996)	(846,454)
Interest expense	(383,341)	(444,541)	(1,063,489)	(1,120,548)
Other income, net	116,959	28,576	231,743	103,525

Loss from continuing operations before income taxes	(852,228)	(933,114)	(1,986,742)	(1,863,477)
Income tax benefit	—	372,361	—	742,753

Net loss from continuing operations	(852,228)	(560,753)	(1,986,742)	(1,120,724)

Discontinued operations: (Note 4)
Loss from discontinued operations of Seattle market (net of income tax benefit of $137,924 for the quarter and $223,291 for the nine-month period, of 2001)	—	(207,860)	(246,145)	(336,920)
Gain on sale of Seattle market net assets	—	—	1,258,216	—

Net (loss) income from discontinued operations	—	(207,860)	1,012,071	(336,920)

Net loss	$(852,228)	$(768,613)	$(974,671)	$(1,457,644)

Net (loss) income per common share:
Basic and diluted net (loss) income per common share:
Net loss from continuing operations	$(0.45)	$(0.30)	$(1.05)	$(0.59)
Net (loss) income from discontinued operations	—	(0.11)	0.54	(0.18)

Net loss	$(0.45)	$(0.41)	$(0.51)	$(0.77)

Weighted Average Shares Outstanding:
Basic and diluted	1,886,192	1,886,192	1,886,192	1,883,896

See accompanying notes to consolidated financial statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	November 1,	November 2,
	2002	2001

OPERATING ACTIVITIES:
Net loss	$(974,671)	$(1,457,644)
Net loss from discontinued operations	246,145	336,920
Adjustments to reconcile net loss to net cash (used for) provided by continuing operations:
Gain on sale of discontinued operations, net	(1,258,216)	—
Gain from cancellation of insurance policy	(33,291)	—
Depreciation and amortization	1,488,832	1,578,640
Repositioning credits	—	(230,000)
Deferred taxes	—	(969,477)
Deferred rent credits	(85,106)	264,583
Other noncash items affecting earnings	195,639	228,630
Changes in operating assets and liabilities (excluding effects of disposition):
Merchandise inventories	(590,139)	(716,540)
Accounts receivable	28,918	297,797
Prepaid expenses and other current assets	(295,588)	(166,189)
Accounts payable	161,136	565,298
Accrued liabilities	515,859	1,269,945
Store closing reserves	(242,404)	(373,941)

Net cash (used for) provided by continuing operations	(842,886)	2,628,022
INVESTING ACTIVITIES:
Proceeds from sale of Seattle market net assets	3,925,222	—
Purchases of property and equipment	(689,692)	(631,855)
Proceeds from cancellation of insurance policy	197,812	—
Other	13,873	(635)

Net cash provided by (used for) investing activities of continuing operations	3,447,215	(632,490)
FINANCING ACTIVITIES:
Net payments on line of credit	(868,521)	(1,350,082)
Payments on long-term debt	(1,346,465)	(287,603)
Payment of debt acquisition fees	—	(240,669)
Other	(210)	(18,329)

Net cash used for financing activities of continuing operations	(2,215,196)	(1,896,683)
Net cash used for discontinued operations	(358,133)	(94,705)

Net increase in cash and cash equivalents	31,000	4,144
Cash and cash equivalents, beginning of period	203,975	427,878

Cash and cash equivalents, end of period	$234,975	$432,022

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$800,514	$837,201

Income taxes paid during the period	$3,875	$3,875

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
Reclassification of accounts payable to note payable to vendor	$—	$145,218

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

We (“Paper Warehouse, Inc.” or the “Company”) are a chain of retail stores, specializing in party supplies and paper goods. As of November 1, 2002, we operated 87 Company-owned stores in nine states throughout the central and western regions of the United States under the names “Paper Warehouse” and “Party Universe” and a web site under the name “PartySmart.com.” In addition, we franchise Paper Warehouse stores through our wholly owned subsidiary, Paper Warehouse Franchising, Inc.

We prepared these consolidated financial statements in accordance with Securities and Exchange Commission (“SEC”) Rules and Regulations. These unaudited financial statements represent the consolidated financial statements of Paper Warehouse, Inc., Paper Warehouse Franchising, Inc. and PartySmart.com, Inc. as of November 1, 2002 and February 1, 2002 and for the three and nine-month periods ended November 1, 2002 and November 2, 2001. The information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments, which are, in our opinion, necessary for a fair presentation. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our fiscal 2001 Form 10-K as filed with the SEC. The balance sheet at February 1, 2002 has been derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and as a result are presented as unaudited.

Revenues and operating results for the nine months ended November 1, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the fiscal 2001 comparative financial statements to conform to the presentation used in 2002. These reclassifications had no effect on total stockholders’ equity or net loss as previously reported.

(2)	Outstanding Debt

As of November 1, 2002, we had convertible subordinated debentures in an aggregate principal amount of $4.0 million outstanding, convertible into 444,000 shares of our common stock. The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and imposes restrictions on our ability to pay dividends.

As of November 1, 2002, we also had a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes. This credit facility expires in September 2004. Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets. The revolving credit agreement also contains covenants, which require us to maintain certain financial covenants and a certain level of availability, and imposes restrictions on our ability to pay dividends. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the borrowing limitation primarily resulting from the levels of inventory, we often maximize the availability under this credit line during intra-month peaks and at certain times during the year. On November 1, 2002, our maximum availability under our line of credit was approximately $11.3 million, and we had approximately $6.9 million outstanding. Our maximum

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Outstanding Debt (continued)

availability amount under our line of credit as of November 1, 2002 included excess borrowing capacity equal to approximately $1.4 million resulting from an overline our senior lender granted to us on September 5, 2002. This overline provided us with approximately $1.4 million of excess availability on our revolving line of credit, and expired on December 2, 2002. Amounts outstanding under this overline bore interest at prime plus 150 basis points, and were fully secured by a standby letter of credit issued by a major bank and guaranteed by a key vendor. We have a multi-year contractual purchase obligation with this vendor, and as consideration for issuing the letter of credit, we have negotiated additional purchase commitments with this vendor.

As of the end of our 2001 fiscal year, and for much of our 2002 fiscal year, we were in breach of a covenant under the indenture governing our subordinated debentures, which required us to maintain a minimum consolidated net worth of at least $7.0 million. This breach became an event of default under the indenture, which caused a cross default under our revolving credit agreement, and provided our secured lender with the right to prevent us from paying future principal or interest payments to the holders of our subordinated debentures until the event of default under the indenture was cured, waived or ceased to exist and our secured lender had waived the default under the revolving credit agreement. As a result, we were not allowed to timely make two interest payments to the debenture holders. We asked our debenture holders to waive the defaults existing under the indenture, as well as to approve amendments to the indenture to make certain changes in its financial covenants. During the third quarter of fiscal 2002, we received the requisite consent from the holders of our subordinated debentures to waive the defaults existing under the indenture and approve the amendments to the indenture. We were also able to receive a waiver from our senior lender for the cross default that existed under our revolving credit agreement. As a result, we were subsequently permitted to make, and we have made, all past due interest payments on the debentures.

As a result of obtaining the waivers from our debenture holders and our senior lender, the $4.0 million convertible subordinated debentures have been reclassified to long-term debt in our consolidated balance sheets. In the future, we may consider a program to repurchase our outstanding debentures, provided that we have the funds available for, and our secured lender has approved, such a program.

As of November 1, 2002, we were in compliance with, or had obtained waivers for, all of our covenants as required by the revolving credit agreement and as required by the indenture.

We are actively seeking additional capital resources. If we are not successful in obtaining this capital, and as a result of the continuing needs of our business, borrowing limits, and the possibility of continuing operating losses in our business, we will not have available to us adequate liquidity to meet our needs beyond the end of fiscal year 2002, which is January 31, 2003. In the event we cannot generate sufficient cash flow to meet our current commitments, and in the event we are unable to obtain additional capital resources, we may be ultimately forced to seek protection from our creditors under the bankruptcy laws.

As previously mentioned, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Outstanding Debt (continued)

continuation as a going concern. In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to obtain additional capital resources by the end of our 2002 fiscal year. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

(3)	Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“EPS”) is computed as net income (loss) divided by the weighted average number of common shares outstanding during the periods.

Diluted EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period; increased to include assumed conversions of potentially dilutive shares outstanding into common shares, when dilutive. Our potentially dilutive shares of common stock include stock options, our outstanding convertible subordinated debentures and a warrant granted to the underwriter as part of our convertible debenture offering. We had $4.0 million of convertible subordinated debentures that were outstanding as of November 1, 2002, that were not included in the computation of diluted EPS for the three or nine month periods ended November 1, 2002, as their inclusion would have been antidilutive. We also had 259,200 stock options outstanding as of November 1, 2002, that were not included in either the three or nine month computations of diluted EPS as their inclusion would have been antidilutive. Had we not incurred a loss during these periods, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 shares of common stock for both periods and we would have assumed no conversions of stock options for either period.

We had $4.0 million of convertible subordinated debentures outstanding and 256,300 stock options outstanding as of November 2, 2001 that were not included in the computation of diluted EPS for the three or nine month periods ended November 2, 2001, as their inclusion would have been antidilutive. Had we not incurred losses in these periods, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 common shares, and we would have assumed no conversions of stock options.

(4)	Discontinued Operations

On April 23, 2002, we exited the Seattle market by completing the sale of 13 of our stores located in Seattle for approximately $4.5 million, consisting of cash and assumption of debt. We sold substantially all of our assets used in connection with the operation of those stores, consisting primarily of inventory and equipment. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on February 2, 2002, we have reflected the operating results of the 13 stores in the Seattle market for the nine months ended November 1, 2002 and November 2, 2001 as discontinued operations in our consolidated statements of operations. In addition, we have reflected the net assets of the 13 stores in the Seattle market as net assets of discontinued operations in our consolidated balance sheet at February 1, 2002. We recorded a gain of approximately $1.3 million in connection with this sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	Repositioning Credits – Reserve for Store Closings

The reserve for store closings reflects reductions related to ongoing payments of rent, common area maintenance and real estate taxes on the stores that were closed, in addition to beneficial adjustments resulting from the subleasing of, or the termination of, leases on certain store locations.

During the second quarter of fiscal 2002, we closed on an agreement to sublease the Ingersoll, Iowa store location, which had been previously closed. We remain responsible for a portion of the remaining lease obligations, and since this portion is approximately equal to the remaining store closing reserve originally recorded for this location, we did not record any reversal of the store closing reserve as a result of this transaction.

During the first quarter of fiscal 2001, we closed on an agreement to terminate the lease on the Colorado Springs, Colorado store location, which had been previously closed. Accordingly, the reversal of $230,000 of the store closing reserves is reflected in our consolidated statement of operations for the nine months ended November 2, 2001.

(6)	Other income, net

Other income for the quarter ended November 1, 2002 reflects proceeds of approximately $83,000, related to recoveries on our business interruption insurance on a store that was damaged by fire during the second quarter of fiscal 2002.

(7)	Income Taxes

During the fourth quarter of fiscal 2001, we recorded a full valuation allowance against our deferred tax asset. Accordingly, we did not record a benefit for our losses for either the third quarter or first nine months of fiscal 2002. The Company’s estimated annual effective income tax rate was 40% for the third quarter and first nine months of fiscal 2001.

(8)	Adoption of New Accounting Standards

On February 2, 2002, we adopted SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result of the adoption of SFAS 142, we ceased amortization of our goodwill on February 2, 2002 and we will evaluate goodwill for impairment at least annually thereafter. We have goodwill of approximately $477,000. We completed the transitional goodwill impairment test required by SFAS 142 and no impairment was identified. The adoption of SFAS 141 and 142 did not have a material effect on our consolidated financial statements or reporting of financial information. The sale of the Seattle net assets were accounted for in accordance with SFAS No. 144 as discontinued operations.

(9)	Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 streamlines the reporting of debt extinguishments. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We believe the adoption of SFAS No. 145 will not have a material effect on our consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9)	Recent Accounting Pronouncements (continued)

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.

(10)	Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Act of 1933 and Securities Exchange Act of 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

     We are a chain of retail stores specializing in party supplies and paper goods. As of November 1, 2002, we operated 87 stores in nine states throughout the central and western regions of the United States under the names Paper Warehouse and Party Universe, and a web site, which can be accessed at www.PartySmart.com. We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987. We employ a strategy of clustering stores in our principal markets to:

•	provide our customers with convenient store locations;

•	expand our total market share; and

•	achieve favorable economies of scale.

Fiscal Year

     Our fiscal year ends on the Friday closest to January 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Our fiscal year ended February 1, 2002 (fiscal 2001) consisted of 52 weeks, and our current fiscal year ending on January 31, 2003 (fiscal 2002) consists of 52 weeks.

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

Critical Accounting Policies

Merchandise Inventories — Inventories are stated at the lower of cost (as determined on a first-in, first-out basis) or market. We review slow moving merchandise and take appropriate markdowns and write-downs, as necessary.

Advertising Costs — Advertising costs are expensed as incurred.

Debt Issuance Costs — Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Continued)

RESULTS OF OPERATIONS

Net Income (Loss) and Net Income (Loss) Per Common Share

     We reported a net loss of approximately $852,000, or $0.45 per diluted share, for the third quarter ended November 1, 2002, compared to a net loss of approximately $769,000, or $0.41 per diluted share, for the third quarter ended November 2, 2001. The third quarter results for 2001 reflect a loss of approximately $933,000 from continuing operations, and an income tax benefit of approximately $372,000, for a total net loss from continuing operations of approximately $561,000, or $0.30 per diluted share. The net loss from discontinued operations for the third quarter of fiscal 2001 was approximately $208,000, or $0.11 per diluted share.

     We reported a net loss of approximately $975,000, or $0.51 per diluted share, for the nine months ended November 1, 2002, compared to a net loss of approximately $1.5 million, or $0.77 per diluted share, for the nine-month period ended November 2, 2001. Our nine-month fiscal 2002 results reflect a loss of approximately $2.0 million from continuing operations, or $1.05 per diluted share, offset by net income from discontinued operations of approximately $1.0 million, or $0.54 per diluted share. The nine-month results for fiscal 2001 reflect a loss of approximately $1.9 million from continuing operations, and an income tax benefit of approximately $743,000, for a total net loss from continuing operations of approximately $1.1 million, or $0.59 per diluted share. The net loss from discontinued operations for the first three quarters of fiscal 2001 was approximately $337,000, or $0.18 per diluted share.

     We realized EBITDA (earnings before interest, taxes, depreciation and amortization) from continuing operations, excluding any repositioning activity, of approximately $566,000 for the first nine months of fiscal 2002, compared to EBITDA of approximately $606,000 for the comparable period in the prior year.

     The following table sets forth for the periods indicated, certain costs and expenses of continuing operations as a percentage of total revenues and retail sales of continuing operations:

	Nine Months Ended

	November 1,	November 2,
	2002	2001

Costs of products sold and occupancy costs:
as % of total revenues	63.4%	64.2%
as % of retail sales	64.8%	65.6%
Store operating expenses:
as % of total revenues	25.5%	24.1%
as % of retail sales	26.1%	24.6%
General and administrative expenses:
as % of total revenues	13.1%	13.6%
as % of retail sales	13.4%	13.8%
Number of Company-owned stores related to continuing operations	87	87
Total number of Company-owned stores	87	100

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Continued)

Revenues

     Retail Sales. Retail sales from continuing operations of approximately $19.4 million for the third quarter of fiscal 2002 decreased 2% from retail sales of $19.8 million for the same period in the prior year. Retail sales from continuing operations of approximately $56.3 million for the first nine months of fiscal 2002 were essentially flat to retail sales for the first nine months of fiscal 2001. Sales from our Internet web site, although improved, were not significant. As previously mentioned, we exited the Seattle market when we completed the sale of 13 stores in Seattle during the first quarter of fiscal 2002. We did not open or close any stores during the third quarter of fiscal 2002. Accordingly, our Company-owned store count was 87 at November 1, 2002, as compared to 100 at November 2, 2001. Sales have remained soft, as the economy continues to rebound slowly. Fiscal 2002 comparable store sales for the third quarter of fiscal 2002 decreased approximately 2.0% from the prior year comparable period, while comparable store sales for the first nine months decreased less than 1% from comparable store sales for the first nine months of fiscal 2001. We expect to realize flat to down comparable store results for the fourth quarter, primarily due to the continued soft economic environment for the retail industry as a whole.

     Franchise Related Fees. Franchise related fees for the quarter ended November 1, 2002 of approximately $386,000 decreased 8% from franchise related fees of approximately $419,000 for the comparable period in the prior year. For the first nine months of fiscal 2002, franchise related fees of approximately $1.2 million were 3% higher than franchise related fees for the first nine months of fiscal 2001. The decline for the third quarter reflects the recording, in the prior year, of initial franchise fees for a franchise store that subsequently opened, in addition to renewal fees for an existing franchise. The decline also reflects lower continuing fees stemming from lower retail sales realized by our franchisees for the third quarter of fiscal 2002. The slight increase for the nine-month period year-over-year primarily reflects initial franchise fees collected for new franchise openings, in addition to increased royalties resulting from higher retail sales realized by our franchisees for the first half of fiscal 2002. During the third fiscal quarter of 2002, three franchise stores closed, for a total of 52 franchise stores at November 1, 2002 as compared to 54 franchise stores at November 2, 2001.

Costs of Products Sold and Occupancy Costs

     Cost of products sold and occupancy costs for continuing operations were approximately $12.7 million, or 65.5% of retail sales, for the third quarter ended November 1, 2002, as compared to approximately $13.2 million, or 66.5% of retail sales, for the third quarter ended November 2, 2001. Cost of products sold and occupancy costs for continuing operations were approximately $36.5 million, or 64.8% of retail sales, for the nine months ended November 1, 2002, as compared to approximately $36.9 million, or 65.6% of retail sales, for the comparable period in the prior year. As a result of our aggressive markdown program in fiscal 2001, we were able to remove a significant amount of slower moving and discontinued items from our assortment, and we entered fiscal 2002 with a higher blended margin on inventory available for sale than in the prior year. Accordingly, our product margin percentage for the first nine months of fiscal 2002 increased over the prior year comparable period. The increased margin also reflects a shift in sales from seasonal product categories to everyday product categories, which typically carry higher margins, successful pattern changeovers that took place earlier in the year, and increased markdown dollars received from our vendors. These increases were offset however, by lower margins on greeting cards, stemming from the reintroduction of a 50% discount on greeting cards during the second quarter of fiscal 2002. The increases realized in total margin for the fiscal 2002 third quarter were partially offset by the lower margins on greeting cards. When we reintroduced the greeting card pricing, we anticipated that the reintroduction of this discount program

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Continued)

Costs of Products Sold and Occupancy Costs (continued)

coupled with more promotional product offerings would result in increased customer transactions in our stores, which we saw during the third quarter of fiscal 2002. As a result of these initiatives, however, we also expected to realize lower margins. Occupancy costs from continuing operations for both the third quarter and nine-month periods were higher year-over-year, due to the annualization of rent on two stores that opened late during the third quarter of fiscal 2001, and the expansion of an existing store during fiscal 2002. We expect the trends for cost of products sold and occupancy costs realized during the first nine months of fiscal 2002 to continue into the fourth quarter of fiscal 2002.

Store Operating Expenses

     Store operating expenses for continuing operations for the third quarter of fiscal 2002 were approximately $5.2 million, or 26.7% of retail sales, which were higher than store operating expenses of approximately $5.1 million, or 25.7% of retail sales, for the prior year comparable period. Store operating expenses for continuing operations for the first nine months of fiscal 2002 were approximately $14.7 million, or 26.1% of retail sales, which were higher than store operating expenses of approximately $13.8 million, or 24.6% of retail sales, for the prior year comparable period. The increase in store operating expenses for the third quarter year-over-year is primarily due to moderate wage increases for store labor and higher net advertising, partially offset by lower depreciation from the delay of certain projects. The year-to-date increase reflects higher net advertising costs for the current year due to an added newspaper flyer in the first quarter, additional radio advertising, and the move from mailbox insertion to Sunday newspaper insertion, which costs more. We expect store-operating expenses for the remainder of fiscal 2002 to be higher than the prior year, primarily due to higher advertising costs and wage increases.

General and Administrative Expenses

     General and administrative expenses for continuing operations for the third quarter of fiscal 2002 were approximately $2.5 million, or 12.6% of revenues, compared to general and administrative expenses of approximately $2.5 million, or 12.2% of revenues, for the comparable quarter in the prior year. General and administrative expenses for continuing operations for the first nine months of fiscal 2002 were approximately $7.5 million, or 13.1% of revenues, compared to general and administrative expenses of approximately $7.8 million, or 13.6% of revenues, for the first nine months of fiscal 2001. The results for third quarter reflect higher expenses associated with our default on our subordinated debentures as well as the recording of a severance liability related to a reduction in force announced during the fiscal 2002 third quarter. These expenses were partially offset by savings on advertising costs, related to obtaining new franchisees, and lower depreciation on our web site asset. The decease for the year-to-date period primarily reflects the one-time consulting and professional costs that were incurred during the first quarter of fiscal 2001, and successful reductions of certain costs such as travel and training, partially offset by costs incurred in trying to obtain a waiver of the default on our subordinated debt. We expect fourth quarter general and administrative expenses to remain relatively flat to prior year levels, as payroll savings related to the reduction in force are offset by higher professional fees related to our attempt to source additional capital. As mentioned above, during the third quarter of fiscal 2002, we announced an administrative expense reduction initiative, which included a reduction in force that is expected to reduce fiscal 2003 administrative costs by approximately $1.5 million from fiscal 2002 levels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Continued)

Interest Expense

     Interest expense for the quarter ended November 1, 2002 of approximately $383,000, or 1.9% of total revenues, was 14% lower than interest expense of approximately $445,000 for the quarter ended November 2, 2001. Interest expense for the year-to-date period ended November 1, 2002 of approximately $1.1 million, or 1.8% of total revenues, was $57,000 less than interest expense for the comparable period ended November 2, 2001. The decrease for the quarter from the prior year reflects lower interest on our revolving line of credit, partially offset by the net additional interest on our overline with the bank. The nine-month period also reflects net additional interest related to a $1.0 million note that was repaid early in fiscal 2002. Although we had a higher average level of borrowings during fiscal 2002 as compared to the prior year, this was offset by a lower variable rate of interest. For the remainder of fiscal 2002, we expect interest expense to remain relatively the same as the prior year, reflecting a higher average level of borrowing offset by a lower prime rate.

Income Tax Benefit

     During the fourth quarter of fiscal 2001, we recorded a full valuation allowance against our deferred tax asset. Accordingly, we did not record a benefit for our loss for either the quarter or nine-month period ended November 1, 2002. The Company’s estimated annual effective income tax rate was 40% for the third quarter and first nine months of fiscal 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Continued)

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

     Our primary cash requirements are for ongoing operations, consisting primarily of investments in our inventory, costs associated with payroll, and payments on our store leases consisting of rent, common area maintenance and real estate taxes. Our primary sources of cash have been:

•	borrowings under our revolving line of credit agreement, including overlines;

•	extended payment terms negotiated with certain of our vendors and landlords;

•	proceeds from financings such as our shareholder rights offering, our public sale of convertible subordinated debt, the refinancing of our mortgage and our initial public offering;

•	everyday payment terms from vendors; and

•	lease financings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Continued)

Liquidity and Capital Resources (continued)

     Our liquidity from continuing operations, as measured by our working capital, was a negative $522,000 at November 1, 2002 and was a negative $2.8 million at February 1, 2002. The Company’s current ratio from continuing operations was 0.97 to 1.0 at November 1, 2002 and was 0.85 to 1.0 at February 1, 2002.

     Net cash used for continuing operations totaled approximately $843,000 for the first nine months of 2002 compared to net cash provided by continuing operations of approximately $2.6 million for the same period in 2001. The decrease in cash flows from operations reflects the extended dating received in the prior year from several of our vendors and landlords. It additionally reflects a change in payment terms for seasonal merchandise as compared to prior year terms. We make commitments for Halloween and Christmas/Hanukkah/New Year’s merchandise far in advance of the selling season. As a result of our covenant and payment defaults on our subordinated debentures, our financial condition, and the overall softness of the retail environment, several of our key vendors required either partial or full payment upfront for third and fourth quarter seasonal merchandise. In addition, many more of our vendors required us to issue letters of credit, which immediately reduced our availability on our revolving line of credit upon the opening of the letter of credit. In contrast, in previous years, we were able to secure payment options that extended beyond the selling season.

     We have invested in, and will continue to evaluate our needs for additional investment in, information technology and infrastructure capabilities in order to gain operational efficiencies. We anticipate that we will spend approximately $250,000 on necessary capital expenditures for the remainder of fiscal 2002. We seek to lease sites, of approximately 8,500 square feet, for our Company-owned stores rather than own real estate. If the number of stores we plan to relocate or remodel increases or decreases, this estimate may change accordingly. Our plans may also vary based upon the availability of suitable locations and the availability of acceptable terms. It is our intention to finance new store fixtures and equipment with long-term leases, assuming availability and reasonable terms. We may additionally seek to acquire existing stores from franchisees. At present, we have no agreement to acquire any franchise store.

     Net cash provided by investing activities of continuing operations was approximately $3.4 million for the nine-month period ended November 1, 2002, consisting of net proceeds received on the sale of our Seattle stores, proceeds received from the cancellation of a life insurance policy and capital expenditures. In comparison, net cash used for investing activities of continuing operations was approximately $632,000 for the nine-month period ended November 2, 2001, consisting almost entirely of capital expenditures.

     Net cash used for financing activities of continuing operations was approximately $2.2 million for the first nine months of 2002 compared to net cash used for financing activities of continuing operations of approximately $1.9 million for the first nine months of 2001. The current year use of cash for financing activities reflects payments made on our revolving line of credit related to proceeds we received from the sale of Seattle, partially offset by increases in the line of credit due to payments made to our vendors, as well as the repayment of a $1.0 million unsecured note. The use of cash in the prior year reflects an improvement in our ability to make payments on the line of credit resulting from the extended dating that we had received from certain vendors and landlords.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Continued)

Liquidity and Capital Resources (continued)

     We have not generated sufficient cash from our primary sources noted above or from operations to meet our liquidity needs and have incurred net losses in every fiscal year since fiscal 1997. Our cash shortfall was exacerbated during the second and third quarters of fiscal 2002 by the requirement of several key seasonal vendors for partial or full upfront payment, or the opening of letters of credit, at a time of year when our liquidity is at one of its lowest points. In light of the above, and in assessing our current liquidity needs through the end of fiscal 2002, if we do not identify and obtain additional sources of capital within the next two months, we will not have sufficient liquidity to fund our operations beyond January 31, 2003, the end of our 2002 fiscal year.

     In order to provide us with additional short-term liquidity through December 2, 2002, we entered into an agreement with a key vendor that resulted in additional borrowing capacity under our revolving credit agreement. On September 5, 2002, Wells Fargo Retail Finance granted us an overline that had provided us with approximately $1.4 million of excess availability on our revolving line of credit. The overline expired on December 2, 2002. Amounts outstanding under the overline bore interest at prime plus 150 basis points and were fully secured by a standby letter of credit, issued by a major bank and guaranteed by a key vendor. We have a multi-year contractual purchase obligation with this vendor, and as consideration for issuing the letter of credit, we have negotiated additional purchase commitments with this vendor. Also, subsequent to the end of our second quarter end of fiscal 2002, we negotiated extended terms with one of our largest vendors equal to $1.0 million that was due December 6, 2002. These terms are currently being re-negotiated and are expected to be extended to at least June 30, 2003. During the first quarter of fiscal 2002, we entered into a short-term loan of $1.0 million with an unrelated business partner that was paid in full during the second quarter. Additionally, during the first quarter of fiscal 2002, we sold our 13 stores in Seattle for approximately $4.5 million. The net proceeds of approximately $3.9 million from this sale were used to reduce amounts outstanding under our revolving line of credit.

     Based on our current obligations and projected internally generated funds, as well as our cash needs through the end of fiscal 2002, we do not believe that we will be able to fund our operations beyond the end of fiscal 2002 unless we can secure additional capital resources over the next two months. We currently have no formal commitments for additional sources of capital, and no excess availability under our existing credit facility, but we are currently trying to negotiate longer-term extensions of our accounts payable with our largest vendors. We cannot assure you that we will be successful in securing such additional capital resources, negotiating longer-term extensions of our accounts payable with our largest vendors, or that we will be successful in meeting our cash requirements through the end of fiscal 2002. In the event that we are unable to raise enough cash to relieve our short-term liquidity issues, we may consider further cost reductions and selling additional assets in order to generate sufficient cash flow to meet our commitments on a satisfactory basis. We may be ultimately forced, however, to seek protection from our creditors under the bankruptcy laws.

     As of November 1, 2002, we had convertible subordinated debentures in an aggregate principal amount of $4.0 million outstanding, convertible into 444,000 shares of our common stock. The debentures bear interest at an annual rate of 10.5%, payable quarterly, and mature in 2005. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and imposes restrictions on our ability to pay dividends.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Continued)

Liquidity and Capital Resources (continued)

     As of November 1, 2002, we also had a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes. This credit facility expires in September 2004. Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets. The revolving credit agreement also contains covenants, which require us to maintain certain financial covenants and a certain level of availability, and imposes restrictions on our ability to pay dividends. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the borrowing limitation primarily resulting from the levels of inventory, we often maximize the availability under this credit line during intra-month peaks and at certain times during the year. On November 1, 2002, our maximum availability under our line of credit was approximately $11.3 million, and we had approximately $6.9 million outstanding. Our maximum availability amount under our line of credit as of November 1, 2002 included excess borrowing capacity equal to approximately $1.4 million resulting from an overline our senior lender granted to us on September 5, 2002. This overline provided us with approximately $1.4 million of excess availability on our revolving line of credit, and expired on December 2, 2002. Amounts outstanding under this overline bore interest at prime plus 150 basis points, and were fully secured by a standby letter of credit issued by a major bank and guaranteed by a key vendor. We have a multi-year contractual purchase obligation with this vendor, and as consideration for issuing the letter of credit, we have negotiated additional purchase commitments with this vendor.

     As of the end of our 2001 fiscal year, and for much of our 2002 fiscal year, we were in breach of a covenant under the indenture governing our subordinated debentures, which required us to maintain a minimum consolidated net worth of at least $7.0 million. This breach became an event of default under the indenture, which caused a cross default under our revolving credit agreement, and provided our secured lender with the right to prevent us from paying future principal or interest payments to the holders of our subordinated debentures until the event of default under the indenture was cured, waived or ceased to exist and our secured lender had waived the default under the revolving credit agreement. As a result, we were not allowed to timely make two interest payments to the debenture holders. We asked our debenture holders to waive the defaults existing under the indenture, as well as approve amendments to the indenture to make certain changes in its financial covenants. During the third quarter of fiscal 2002, we received the requisite consent from the holders of our subordinated debentures to waive the defaults existing under the indenture and approve the amendments to the indenture. We were also able to receive a waiver from our senior lender for the cross default that existed under our revolving credit agreement. As a result, we were subsequently permitted to make, and we have made, all past due interest payments on the debentures.

     As a result of obtaining the waivers from our debenture holders and our senior lender, the $4.0 million convertible subordinated debentures have been reclassified to long-term debt in our consolidated balance sheets. In the future, we may consider a program to repurchase our outstanding debentures, provided that we have the funds available for, and our secured lender has approved, such a program.

     As of November 1, 2002, we were in compliance with, or had obtained waivers for, all of our covenants as required by the revolving credit agreement and as required by the indenture.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Continued)

Liquidity and Capital Resources (continued)

     In assessing our current liquidity needs through the end of fiscal 2002, if we do not identify and obtain additional sources of capital, we will not have sufficient liquidity to fund our operations beyond our 2002 fiscal year-end, which is January 31, 2003. We are currently actively seeking additional capital resources to provide us with a solid liquidity position going forward. At this time, we cannot assess the likelihood of obtaining such additional capital prior to the end of our 2002 fiscal year or obtaining it on acceptable terms. If we are not successful in obtaining such capital, and as a result of the continuing needs of our business, borrowing limits, and the possibility of continuing operating losses in our business, we will not have available to us adequate liquidity to meet our needs beyond the end of fiscal year 2002. In the event that we cannot generate sufficient cash flow to meet our current commitments, and in the event that we are unable to obtain longer-term capital resources, we may be ultimately forced to seek protection from our creditors under the bankruptcy laws.

     In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to obtain additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Continued)

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

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 streamlines the reporting of debt extinguishments. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We believe the adoption of SFAS No. 145 will not have a material effect on our consolidated financial position or results of operations.

     In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.

Recently Passed Legislation

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Act of 1933 and Securities Exchange Act of 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Continued)

Inflation

     We believe that inflation has not had a material impact upon our historical operating results, and do not expect it to have such an impact in the future. We cannot assure you, however, that our business will not be affected by inflation in the future. We could be negatively impacted by substantial cost increases for raw materials such as paper, petroleum and cardboard, as significant cost increases in these areas could have a material impact on our costs of products in future periods. In addition, increases in fuel costs could have a negative impact on utility costs and freight costs for our Company-owned stores.

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

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. Based on their review and evaluation as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”), the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that as of the Evaluation Date the Company’s current disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective and designed to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit 4- Second Supplemental Indenture between U.S. Bank, NA and the company dated October 15, 2002

Exhibit 12 – Computation re: Ratio of Earnings to Fixed Charges

b.	Reports on Form 8-K:

Filed during the quarter for which this report is filed:

Form 8-K, filed September 26, 2002, announcing the company’s plan to reduce administrative costs, including a reduction in payroll.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPER WAREHOUSE, INC.

Date: December 12, 2002

By: /s/ Yale T. Dolginow

Name: Yale T. Dolginow Title: President and Chief Executive Officer

By: /s/ Diana G. Purcel

Name: Diana G. Purcel Title: Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Yale T. Dolginow, President and Chief Executive Officer of Paper Warehouse, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Paper Warehouse Inc.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ Yale T. Dolginow

By: Yale T. Dolginow
President and Chief Executive Officer
Paper Warehouse, Inc.

CERTIFICATIONS

I, Diana G. Purcel, Vice President and Chief Financial Officer of Paper Warehouse, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Paper Warehouse Inc.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ Diana G. Purcel

By: Diana G. Purcel
Vice President and Chief Financial Officer
Paper Warehouse, Inc.

     The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.

Exhibit Index

Exhibit
No.	Description	Location

4	Second Supplemental Indenture between U.S. Bank, NA and the company dated October 15, 2002	Filed herewith electronically

12	Ratio of Earnings to Fixed Charges	Filed herewith electronically