Form 10-K
period 2003-01-31
PAPER WAREHOUSE INC
filed 2003-05-01
CIK 934509

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2003

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

Common Stock, $.03 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12-b-2 of the Act). Yes [   ]   No  [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on August 2, 2002 (the last business day of the Registrant’s most recently completed second quarter), based upon the last sale price of the Common Stock as reported on the Over-the-Counter Bulletin Board on August 2, 2002, was $267,780. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant’s executive officers, directors and greater than 10% shareholders. As of April 25, 2003, 1,886,192 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PAPER WAREHOUSE, INC.
Form 10-K

For the fiscal year ended January 31, 2003

(i)

PART I

ITEM 1.      BUSINESS.

(a) General Development of Business

     Paper Warehouse is a chain of retail stores specializing in party supplies and paper goods. As of January 31, 2003, we had 136 stores, including 86 Company-owned stores and 50 franchise stores. These stores are conveniently located in major retail trade areas to provide customers with easy access. We operate these stores under the names Paper Warehouse and Party Universe. We also operate a website, www.PartySmart.com. Our website is not intended to be, and is not, a part of this Annual Report on Form 10-K. As of January 31, 2003, our stores were located in the following principal markets:

• Denver, CO	• Oklahoma City/Tulsa, OK	• Omaha, NE

• Minneapolis/St. Paul, MN	• Tucson, AZ

• Des Moines, IA	• Kansas City, MO and KS

     We offer an extensive selection of party supplies and paper goods, at everyday competitive prices, for a wide variety of celebratory occasions, everyday uses and seasonal events, including:

Celebratory occasions and everyday uses	Seasonal events

• birthdays	• Valentine’s Day	• Halloween

• weddings	• Easter	• Thanksgiving

• baby showers	• Mother’s Day	• Christmas

• graduations	• Father’s Day	• Hanukkah

• other family and religious celebrations	• Fourth of July	• New Year’s

     In our 8,500 square foot store prototype we offer a selection of over 19,000 everyday and seasonal, individual items. This broad array of goods makes us the one-stop party goods shop for our customers. Our store prototype is organized by party themes and product classifications including: party supplies, gift-wrap items, catering/food service, and greeting cards. The merchandise organization and display, along with our broad selections encourage impulse purchasing by our customers.

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

(b) Financial Information about Segments

     Since our inception, our revenues, operating (losses) income and assets have been attributable to the single industry segment of party supplies and paper goods. Our revenues, operating (losses) income and assets for each of the last three fiscal years is set forth elsewhere in the Form 10-K under Item 8, Financial Statements.

(c) Narrative Description of Business

Paper Warehouse Stores

     Format. We operate stores that range in size from 3,000 square feet to 9,300 square feet of retail space. We introduced our 8,500-square foot prototype store in 1994, which was developed based on management’s extensive retail and other industry experience, in addition to customer research. Of our 86 Company-owned stores at January 31, 2003, approximately 90% were 6,000 square feet or larger.

     Our stores are designed to create a customer-friendly environment. We use vibrant colors, theme-oriented merchandise displays and unique products to create a fun and festive shopping experience. The focal point of our stores is the seasonal display located at the front of each store, which creates a “store-within-a-store” appearance. This display maximizes the season’s selling opportunity and is continuously updated to promote a fresh image within the store. To assist customers in coordinating party supplies for their occasions, we locate related departments, such as gift-wrap and greeting cards adjacent to one another and display related merchandise such as party hats, plates, cups and napkins together within a department. Customers are able to easily move about the different departments to find specific product categories due to prominent, easy-to-read signage, bright lighting and wide aisles. We believe that our store layout assists customers in finding and coordinating their party supply needs, and also encourages browsing, impulse purchases and repeat visits.

     Within our store base, we have several stores that we call “concept stores.” A concept store is basically our prototype store, but it has a different look and feel than our other stores. These stores have more colorful ceilings, lower shelves in the front of the store, carpeting and confetti-tiled floors and new vibrant, uncluttered signage. In addition, in our concept store, we endeavor to stow all extra merchandise out of sight. These features give the store a very open and organized feel, allow customers to more easily see merchandise throughout the store, and provide a more fun and festive shopping atmosphere. New Company-owned stores are configured as concept stores. In addition, we will convert non-concept stores to concept stores where the revenue potential justifies the investment involved. We believe that our concept stores help facilitate the creation of brand awareness, generate strong sales per square foot and are readily transferable to new markets.

     During 2002, in order to attempt to achieve higher top-line sales and improve the productivity of our stores, we partnered with a key vendor of ours and began to test certain revisions to our prototype concept store in our Plymouth, MN store location. We re-merchandised the store with 2,500 additional items, improved the fixtures and changed the signage. During fiscal 2003, we will continue to evaluate the results of this test for possible rollout to other stores within our store base.

     Party Smart® Concept. We continue to distinguish our business from our competitors by positioning ourselves as the party expert. We believe that we have the opportunity to create a distinct identity for ourselves, one in which customers equate us with the word “party” in every possible way. We have implemented a program in our stores called Party Smart. We believe strongly in this concept and continue to invest financial and personnel resources towards the success of this program. We define Party Smart as being able to provide a customer with all the information and resources necessary to have a successful party, celebration or gathering. We reinforce this concept through shopping bag inserts, window and aisle signs, buttons for employees, in-store audio messages, radio broadcasting and the Internet. Through this program, we continue to strive towards:

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

     Phase II of Party Smart stressed our commitment to building and enhancing management skills. This phase included, among other things, in-depth discussions and workshops covering a variety of managerial topics, the implementation of a new performance evaluation tool and the introduction of certain methods, including background checks, to enhance the evaluation of potential employee candidates.

     During fiscal 2002, we continued promoting and supporting the Party Smart philosophy by reinforcing the use of training materials, updating the sales associates workbooks and enhancing the performance evaluation tools to reflect the standards of Party Smart. We reinforced the Party Smart customer service philosophy and marketing concept with an incentive contest for sales associates. We define a Party Smart associate as one who knows how to increase sales and encourage the customer to return to the store, and these associates were rewarded for their success and customer service improvement over a three-month period during our critical holiday season.

     In an effort to raise loss prevention awareness, we implemented a proactive reporting tool, via the Internet, that is used by employees to report violations, concerns, suggestions, etc., in an anonymous manner. The service is also used to provide reports of a positive nature. The reports are sent immediately to our secure Corporate Combat™ site for private review.

     During fiscal 2003, our focus on individual store performance will continue. We will implement a job match tool in our recruitment and assessment process to ensure performance success in store management. The online management tool will measure human potential and predict job success for new managers.

     In addition, in conjunction with continued Party Smart Training, team building will play a role in improving store performance as well. By leveraging proven and effective team characteristics, the stores will be better prepared to reach their goals.

     Customer Service. We strive towards providing a high level of customer service to enhance our store environment. Store managers and sales associates are trained to assist customers with party planning and event coordination. In connection with our Party Smart program, all employees are trained on how to provide nontraditional customer service to our customers. We want our employees to be able to offer our customers party ideas, decorating tips and referrals, as well as help customers find and purchase products. In addition, we provide party planning guides and checklists. Our “no hassles” return policy makes it easy for customers to return or exchange products, which we believe, encourages customers to purchase additional product quantities. Certain products that require additional sales assistance, such as balloons, are located near checkout counters where sales associates can readily assist customers.

     In an effort to better understand our customer, during fiscal 2002, we retained the services of a customer research firm to conduct a 12-month customer research project during fiscal 2003. The research results are reported to us on a monthly basis. This firm has extensive experience in phone-based research with a roster of multi-store national clients. Their theory is that customer loyalty drives sales growth and their past research indicates that retail units with high customer satisfaction results have higher than average comparable growth sales. We expect this research will better inform us as to what the customer likes most about our stores and, what areas of the shopping experience the customer feels we have room to improve.

     We also monitor our level of customer service by regular store visits and by employing anonymous “mystery shoppers.” Mystery shoppers visit all Company-owned stores at least once per quarter, and evaluate personnel based on our Party Smart philosophy, including various aspects of customer service, such as responsiveness, quality of product displays and store cleanliness. These mystery shopper results are utilized during the evaluation process of our store managers.

     Operations and Training. Each Company-owned store is typically operated by a store manager, one assistant manager and a varying number of full-time and part-time sales associates, depending on the store size, sales volume and selling season. Store managers are responsible for all aspects of a store’s day-to-day operations, including employee hiring and training, work scheduling, expense control and customer service. These managers report to a district or operations manager, each of who is responsible for several stores. Within each geographic market, we use floating managers to assist in smaller stores that cannot support both a store manager and an assistant manager. In addition, floating managers support store managers during busy holiday seasons, substitute for store managers during vacations and other absences, and work with newly hired store managers to ensure a smooth transition for sales personnel and customers.

     Before opening a new Company-owned store, we train store managers intensely for two weeks on average, depending on their prior experience. During the new store set-up, our district management team provides additional training to our store managers. After the store opening, corporate headquarters personnel spend considerable time overseeing the operations. We schedule periodic training sessions for store managers in the central or district offices on various topics, including human resources, merchandising, loss prevention and employee supervision. We cover additional training topics at monthly managers’ meetings and through mailings, such as our weekly merchandising updates and our monthly Company newsletter.

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

Site Selection and Locations

     Site Selection. We locate our stores in or near visible high traffic strip mall centers in close proximity to prominent mass merchandisers, discount or grocery store anchors. Our strategy of clustering stores in metropolitan markets promotes customer convenience and creates favorable economies of scale for marketing and advertising, operations and merchandising. In order to select the optimal location for our stores, we use a site selection process that considers various criteria, including:

•	population density, and various demographics, including age and income;

•	parking availability, storefront visibility and presence;

•	local competition, traffic counts and lease rates.

Locations. As of January 31, 2003, we had 86 Company-owned stores in the following states:

Number of Stores

Arizona	4
Colorado	14
Iowa	5
Kansas	8
Minnesota	28
Missouri	10
Nebraska	2
Oklahoma	14
Wisconsin	1

Total Company-owned Stores	86

Merchandising

     Overview. In our 8,500 square foot prototype store, we offer a selection of approximately 12,000 everyday items, in addition to seasonal items, for a total of over 19,000 individual items. This broad array of goods makes us the one stop party goods shop for our customers. The store is organized by party themes and product classifications including: party supplies, gift-wrap items, catering/food service supplies, and greeting cards. The merchandise organization and our broad selections encourage impulse purchasing by our customers.

     Party Supplies. We offer an extensive selection of regular and seasonal merchandise in the following categories:

• plates	• favors	• candy	• invitations	• snacks	• novelties

• napkins	• balloons	• banners	• streamers	• candles

     Every day we offer more than 130 tableware patterns ranging in design from licensed characters to florals to themes to wedding.

     Gift Wrap. We offer a wide assortment of everyday and seasonal gift-wrap products. Our wide variety of colors and patterns in gift-wrap, gift bags, gift boxes, tissue paper, ribbons, bows, and gift tags ensures that all of our customers gift-wrap needs will be satisfied. We offer a complete selection of wrap supplies for holidays and special occasions such as birthdays, graduations, weddings, anniversaries and baby showers.

     Greeting Cards. We offer a full selection of special occasion, seasonal and everyday greeting cards under the Ambassador brand of Hallmark, which are sold at 50% off the list price everyday.

     Catering Food Service. We offer a full selection of food service products such as, plates, cups, trays, bowls, utensils and table coverings. These goods are available to certain customers such as businesses, caterers, non-profits and schools in bulk, at special organizational discounts.

     Competitive Pricing. We provide the customer with paper goods and party supplies at everyday competitive prices, augmented by extensive advertising.

Product Sourcing and Inventory Management

     We purchased everyday and seasonal merchandise from approximately 160 suppliers during fiscal 2002. During fiscal 2002, our largest supplier accounted for approximately 24% of our purchases and our 4 largest suppliers represented approximately 60% of our purchases. We have a multi-year exclusive supply agreement with a supplier of greeting cards for our Company-owned and franchise stores. During fiscal 2002, in order to assist us with our liquidity needs, this supplier provided our senior lender with a letter of credit that supported an overline with our bank. As consideration for issuing the letter of credit, we renegotiated our supply agreement with this supplier during fiscal 2002, thereby increasing our purchase commitments and revising the agreement to include party supplies. We have a remaining contractual obligation for chain-wide purchases of $64.3 million of greeting cards, gift-wrap and party supplies. We estimate that these purchase commitments will be fulfilled over a 7-year period. With the exception of the agreement with the above-mentioned supplier, we do not have any long-term purchase commitments or exclusive contracts with any of our other suppliers. Aside from greeting cards and licensed products, we believe that alternative sources of product are available. These alternate products, however, may not be available at comparable prices, or we may have to source these products from smaller vendors that may not have the financial capacity to provide us with credit terms. In addition, having to re-source alternative vendors could prove disruptive to our business and could cause additional financial constraints. We consider numerous factors in supplier selection, including price, payment terms, product offerings and product quality. We negotiate pricing with suppliers on behalf of all Company-owned and franchise stores. We believe that this buying power enables us to receive favorable pricing terms and to more readily obtain high demand merchandise. Although franchise stores are responsible for purchasing their own inventory, franchisees are able to make purchases on our negotiated pricing terms. As we add new stores, we believe we will increase the volume of our inventory purchases and benefit further from increased discounts, trade allowances and more favorable payment terms from our suppliers.

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

     Some of our suppliers, such as overseas suppliers, will not ship directly to our stores, but will instead ship products directly to one store in each of our major metropolitan markets. This store then separates and ships the products to our other stores within that market. This approach allows us to make opportunistic volume purchases and allows us to carry products not available from domestic suppliers. We utilize some of the stores in our markets for the separation and redistribution of products to other stores within that market. Up until the fourth quarter of fiscal 2002, we maintained a relatively small cross-dock facility in Minneapolis, Minnesota from which we separated and distributed seasonal merchandise system-wide, including to our franchise stores. In an effort to reduce costs, during the fourth quarter of fiscal 2002, management made the decision to close the Minnesota cross-dock facility and to actively try and sublet the location. Going forward, we will utilize a third-party for the distribution of product. We believe that we will realize cost savings in future years by using a third-party to distribute our product.

Advertising and Marketing

     We run aggressive advertising and marketing programs. Our real estate strategy of clustering stores in metropolitan markets enables us to maximize our marketing dollars through cost efficient media purchasing. We advertise in newspaper inserts, direct mail, and radio. We augment this external media with internal elements such as aggressive in/on store signage, store specific direct mail pieces, coupon books and party planning guides.

     Our advertising focuses on a price-per-item, and is designed to show value and create customer urgency during the ad period. Our advertising consists of 4 color inserts primarily designed for, and run, during major seasonal and holiday times. In fiscal 2002 we ran 16 major promotional events in all of our markets. During major sales periods and events, radio augments our print advertising. During fiscal 2002, we spent approximately 65% of our marketing budget on print media, 25% on broadcast media and the balance on yellow pages, in store events and signage.

     We have targeted specific customer groups for direct marketing efforts. We recognize that there are many reasons for parties and special celebratory events, and we target our marketing efforts to those varied reasons. We have programs that target upcoming weddings, graduations, and children’s birthdays, as well as institutional/food service customers. Special discounts of 15% are available to certain institutional customers.

     In fiscal 2003, we are enhancing our advertising and in-store marketing programs by:

•	adding to our insert program with additional advertising in Sunday papers in selected markets;

•	emphasizing key categories, such as balloons and discounted greeting cards, that provide store differentiation for us in every ad;

•	featuring “value” ensembles, which retail under $1.00 in most ads;

•	implementing a new, customer-friendly signing package in every store; and

•	using “Great Prices” and “Celebration” as consistent marketing themes in our ads and in our stores.

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

     During fiscal 2002 we completed the implementation of time and attendance software, which provides better tracking, accuracy, and analysis of store labor hours. In fiscal 2002 we also completed a major upgrade to our merchandising system, which will allow the company to react more quickly to sales trends, by looking at detailed information at a weekly level, instead monthly. We have added an enhancement to our “POS Smart” system, which is our back-office computer system, to allow the stores to print receiving documents at their store, instead of mailing or faxing the documents. The implementation of our financial planning system is nearly complete. This system should facilitate better planning and forecasting by the company and faster communication of financial results to upper management. During fiscal 2003 we will finalize the implementation of the financial planning system, and we will turn on additional functionality in our “POS Smart” system to improve accuracy in receiving and transferring of merchandise.

Internet and e-commerce

     In order to augment our store sales and strengthen our name recognition, we developed a website, PartySmart.com, to sell party supplies and paper goods over the Internet. We believe this site is an additional distribution channel for consumers who want to purchase party or theme products on-line, and it is an information tool for consumers who want party planning advice or who want to identify the nearest Paper Warehouse or Party Universe location. On this site, we offer everyday party goods for parties and celebrations such as baby showers, birthdays, theme parties and anniversaries. In addition, the site is regularly updated with unique themes and product offerings that match the current season, such as Halloween and Christmas.

     We believe that the Internet can be an important information tool and that our website has the potential to be a successful distribution channel for us. However, to date, revenues from our e-commerce site have been insignificant. We will continue to evaluate the website’s contributions to ensure that they are aligned with our overall goals and objectives. If we determine that our website is not meeting our objectives, at that time, we will determine alternative business solutions such as outsourcing the business with a strategic partner or possible sale of the site.

Franchising

     We have offered franchises of our Paper Warehouse store concept since October 1987. As of January 31, 2003, we had 39 franchisees operating 50 franchise stores in the following locations:

Number of Stores

Arizona	1
Canada	1
Colorado	4
Florida	1
Georgia	1
Illinois	1
Iowa	2
Kansas	2
Kentucky	1
Louisiana	4
Maryland	1
Massachusetts	1
Michigan	1
Minnesota	1
Mississippi	1
Missouri	2
Montana	3
Nebraska	3
Nevada	3
North Dakota	4
South Dakota	3
Texas	7
Wyoming	2

Total Franchise Stores	50

     We typically establish franchise stores in markets outside of metropolitan areas with Company-owned stores, as we believe that these markets are not usually served adequately by the party supplies and paper goods industry. In addition to generating franchise revenues, franchise stores benefit us through increased name recognition and increased buying power with our suppliers.

     We assist franchisees in opening and operating a Paper Warehouse store. During the pre-opening phase, our support includes:

•	site evaluation and assistance with lease negotiations;

•	store build-out assistance;

•	fixtures, equipment, supplies and inventory procurement;

•	opening advertising materials; and

•	operations training.

     We make available to our franchisees, services such as business planning, operations and promotional activities. In addition, we perform the merchandising process for our franchisees. We make periodic inspections of the franchise stores to ensure that the franchisee is complying with our various requirements and quality standards. We have considered, and may, in the future, enter into multiple store development agreements with franchisees granting them certain exclusive rights to develop stores in specified markets, so long as the franchisee meets a stated development schedule and complies with other provisions of the development agreement and the franchise agreement.

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

     The franchisee’s initial investment depends primarily upon store size. This investment includes the initial franchise fee, real estate and leasehold improvements, fixtures and equipment, signs, point-of-sale systems, deposits and business licenses, initial inventory, opening promotional expenses and working capital. We reserve the right to require franchisees to pay a weekly advertising fee not to exceed 1% of gross sales, although to date we have not charged this fee. Each franchisee is granted a license from us for the right to use certain of our intellectual property rights, including the mark Paper Warehouse® or Party Universe® and related designs. Our franchise agreements are for a ten-year term and contain conditional renewal options.

Competition

     The party supplies and paper goods retailing business is highly competitive. In order to compete successfully against other party supplies and paper goods competition, we believe we must maintain convenient locations, broad merchandise selections, competitive pricing and strong customer service. Our stores compete with a variety of smaller and larger retailers, including:

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

Trademarks and Service Marks

     We use the marks Paper Warehouse, Party Universe and Party Smart, all of which are federally registered. We are aware of the common law usage of the name Paper Warehouse by several companies in various parts of the United States, which may prevent us from using that name in certain regional markets. In new markets, or markets where we cannot use Paper Warehouse, we intend to use the name Party Universe. Because of our regional approach to advertising and store clustering, we believe that the use of a single trademark within each market is more important to our business strategy than the use of one mark nationally.

Seasonality and Seasonal Events

     We generate a significant amount of sales from our seasonal events, and we are significantly dependent on our seasonal events. We have three primary seasonal events and several secondary seasonal events. Our primary events are the Graduation season, Halloween and Christmas/Hanukkah. Our secondary seasonal events consist of Valentine’s Day, St. Patrick’s Day, Easter, Mother’s Day, Father’s Day, Fourth of July and New Year’s. In combination, these seasonal events represented approximately 22% of our annual sales volume for fiscal 2002.

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

Employees

     As of January 31, 2003, we employed 305 full-time and 634 part-time employees. We consider our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

     (d)  Financial Information About Geographic Areas.

     Since inception, with the exception of continuing franchise fees earned on our Canadian franchise’s retail sales equal to approximately $7,000 for fiscal 2002, all of our revenues have been derived from within the United States. In addition, since inception, all of our assets have been located in the United States.

     The Company has a web site at www.partysmart.com. The contents of the Company’s web site are not part of, nor are they incorporated by reference in this annual report. The Company does make available on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, or amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are also available on the SEC website at and www.SEC.gov the Company also provides paper copies of those reports free of charge upon request.

Item 1A.	CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS.

     Paper Warehouse makes written and oral statements from time to time, including statements contained in this Annual Report on Form 10-K regarding its business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives to analysts, shareholders, investors, news organizations and others, and discussions with our management and other Company representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We Have Experienced Losses and May Not be Profitable

     We incurred a net loss of approximately $4.2 million for fiscal 2002. We incurred net losses of $9.8 million and $434,000 for fiscal 2001 and fiscal 2000, respectively. Our 2001 net loss reflects our decision to record a full valuation allowance against our deferred tax asset, equal to approximately $6.1 million, as prescribed by authoritative accounting guidance. In fiscal 2002, we increased our deferred tax asset and the corresponding valuation allowance by approximately $1.6 million and accordingly did not record a benefit for our losses. We cannot assure you that we will generate sufficient revenues or margins, or control operating expenses, to achieve or sustain profitability in future years, or to reverse the valuation allowance against our deferred tax asset.

Our Need to Raise Additional Capital to Fund Our Operations Is Immediate

     Based on our current cash position, our recent inability to generate cash from operations, and our need to purchase in advance inventory for our upcoming seasonal events, our need to raise cash to satisfy our working capital needs is immediate. We are actively pursuing opportunities to satisfy our cash needs through debt and equity financing. To date, however, we have not been successful in obtaining the funds needed and we may be unable to obtain funding to meet our immediate needs on terms acceptable to us or at all. If we are successful in raising additional equity financing, the terms of such financing will likely be dilutive to our existing shareholders. Failure to improve our cash position in a timely manner may prevent us from purchasing sufficient inventory for our upcoming seasonal events and may hinder our ability to pay our debts as they come due. In such case, we may seek, or be forced to seek protection under the bankruptcy laws.

Our Indebtedness Could Negatively Affect Our Financial Position or Our Continued Operations

     As of January 31, 2003, we had approximately $11.0 million of borrowings outstanding, which include amounts outstanding under our revolving line of credit, our subordinated debentures, our mortgage, capital leases and other miscellaneous debt. In addition, we have approximately $10.0 million of trade payables, of which approximately $4.6 million is due on June 30, 2003. We are more leveraged than some of our competitors, which might put us at a competitive disadvantage. The substantial level of our indebtedness could:

•	impair our ability to obtain additional financing for operations, inventory, capital expenditures or general corporate purposes;

•	cause a substantial portion of our cash flow from operations to be spent on principal and interest payments;

•	affect our ability to fund our operations, including obtaining appropriate inventory levels;

•	make us more vulnerable to economic or industry downturns and competitive pressures;

•	prevent us from making interest and principal payments on our debt obligations as they come due;

•	hinder our ability to adjust to changing market conditions; and

•	prevent us from meeting certain financial tests contained in our debt obligations, which could lead to a default on those obligations.

     In the event that we cannot pay our debts as they come due, including the accounts payable that is due on June 30, 2003, we could either be forced into bankruptcy or we could be forced to seek the protection of the bankruptcy laws.

Our Annual Results Are Significantly Dependent on the Results of Our Seasonal Events

     We rely significantly upon our ability to generate sales from our primary and secondary seasonal events. Any factor that negatively affects our revenues or increases our operating expenses during our seasonal events could negatively affect our annual results of operations. For instance, we could spend a large amount to advertise these events and not generate sufficient sales. In addition, we commit to purchase inventory to support these events far in advance of the selling season. If we are not timely in these purchases or are unable to purchase the appropriate quantity, we could lose sales. Our seasonal sales are heavily augmented by sales in our solid color and institutional/food service product categories. A low sales performance for any of our seasonal categories could result in a high level of carryover product, or product that is packed away, for that season. Because we rely in part on proceeds from our seasonal events to purchase our inventory of everyday products, a high level of carryover could reduce the amount of money that we would have available to spend on our everyday product categories and, therefore, could negatively impact the sales results for our everyday product categories. Our fiscal quarters do not end on calendar quarters, and as a result of yearly changes to the retail calendar as well as various shifts in the calendar due to the timing of our seasonal events, our quarterly results may not be comparable year-over-year.

Competition May Reduce Our Revenues and Operating Income

     Increased competition by existing or future competitors may reduce our sales. As a result of competition from other specialty party supplies and paper goods retailers, as well as mass merchants, we have experienced reduced sales growth in our existing stores and incurred additional marketing and promotional expenses. Many of our competitors have substantially greater financial resources than we do. Some of our competitors have been, or may be, funded by certain members of the vendor community. We may also encounter additional competition from new entrants in the future in our existing markets.

Our Business Depends on Continued Good Relations with Our Suppliers

     During fiscal 2002, our largest supplier accounted for approximately 24% of our purchases. Our 4 largest suppliers represented approximately 60% of our purchases during fiscal 2002, and represent over 75% of the $4.6 million of trade payables on which we were granted extended payment terms until June 30, 2003. Our failure to maintain good relationships with our principal suppliers or the loss of our principal suppliers could hurt our business. Many of our principal suppliers currently provide us with credit terms on purchases and incentives such as volume purchasing allowances and trade discounts. If our suppliers were to discontinue providing us with credit terms on everyday and seasonal merchandise, a significant portion of our cash flow would have to be utilized to purchase merchandise in advance, which could affect our ability to fund our operations. If our suppliers were to reduce or discontinue these volume purchasing allowances and trade discounts, prices from our suppliers could increase, which could negatively impact our profitability. If we are unable to pay, or further restructure, the $4.6 million of trade payables by June 30, 2003, we could damage our relationships with our largest suppliers, and would have difficulty in replacing them. Any supplier could discontinue selling to us at any time.

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

A Downturn in the Economy or a Change in Consumer Preferences Could Negatively Affect Our Business

     In general, our sales represent discretionary spending by consumers, which is affected by many factors such as general business conditions, interest rates, the availability of consumer credit, taxation, world events and consumer confidence in future economic conditions. Consumer demand for single-use, disposable party goods could decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If cost increases in raw materials such as paper, plastic, cardboard or petroleum were to cause our prices to increase significantly, consumers might decide to forgo the convenience associated with single-use, disposable products and use standard dinnerware and flatware. Similarly, changes in consumer preferences away from disposable products in favor of reusable products for environmental or other reasons could reduce the demand for our products. If this occurs, our revenues and profitability will decline. In addition, because our operations are located principally in less than ten metropolitan areas, we are subject to certain regional risks, such as the economy, weather conditions, natural disasters and government regulations. If any region in which we operate stores were to suffer an economic downturn or other adverse regional risks were to occur, our sales could decline.

We Need to Anticipate and Respond to Merchandising Trends

     Our success depends in part on our ability to anticipate and respond in a timely manner to changing merchandise trends and consumer demands. We make merchandising decisions well in advance of the seasons during which we will sell the merchandise. As a result, if we fail to identify and respond quickly to emerging trends, consumer acceptance of the merchandise in our stores could diminish, and we may experience a reduction in revenues. We sell certain licensed products that are in great demand for short time periods, making it difficult to project our inventory needs for these products. Significantly greater or less-than-projected product demand, could lead to one or more of the following:

•	lost sales due to insufficient inventory;

•	higher carrying costs associated with excess and/or slower turning inventory;

•	higher levels of seasonal carryover merchandise; and

•	reduced or eliminated margins due to markdowns on excess or slow moving inventory.

ITEM 2.      PROPERTIES.

     We own a 23,000 square foot building in a suburb of Minneapolis, Minnesota, in which our headquarters is located. A term note with approximately $1.0 million outstanding at January 31, 2003, is payable in monthly installments of $8,612, including interest at 7.125%, through May 2009, and is secured by a first mortgage on our office headquarters.

     We lease a 23,600 square foot building in a suburb of Minneapolis, Minnesota that we have used as warehouse space. During fiscal 2002, we decided to close this facility and, beginning in fiscal 2003, we will be utilizing a third-party for distribution of product to our stores, which is expected to result in cost savings. We are actively trying to sublet this facility.

     We lease all the locations for our Company-owned stores. We anticipate that any new Company-owned stores will have ten-year leases with at least one five-year renewal option.

     We believe that the space provided by our corporate headquarters is suitable and adequate to meet our operations for the foreseeable future.

ITEM 3.      LEGAL PROCEEDINGS.

     We are not a party to any material litigation nor are we aware of any threatened litigation that could have a material adverse effect on our business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 31, 2003.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a)  Market Information

     Since July 2, 2002 our common stock has traded on the Over-the-Counter Bulletin Board under the symbol “PWHS.OB.” Prior to July 2, 2002, and since August 4, 2001, our common stock traded on the NASDAQ SmallCap Market under the symbol “PWHS.” Prior to August 4, 2001, and since November 25, 1997, our common stock traded on the NASDAQ National Market under the symbol “PWHS.” The following table summarizes the high and low closing sale prices per share of our common stock for the periods indicated, as reported on the respective markets. The prices for the first quarter of fiscal 2001 reflect the retroactive application of our April 2001 one-for-three reverse stock split. These prices do not include commissions, mark-ups or markdowns.

Fiscal Year 2002	High	Low

First Quarter	$1.73	$0.65
Second Quarter	1.55	0.30
Third Quarter	0.51	0.20
Fourth Quarter	0.30	0.13

Fiscal Year 2001	High	Low

First Quarter	$1.94	$0.55
Second Quarter	2.00	1.25
Third Quarter	1.36	0.47
Fourth Quarter	0.91	0.56

     (b)  Holders

     As of April 25, 2003, we had approximately 150 shareholders of record and an estimated 700 beneficial shareholders.

     (c)  Dividends

     We have never declared or paid any cash or stock dividends with respect to our common stock, as it is our policy, and the policy of our Board of Directors, to retain any earnings to provide for our growth and development. In addition, the declaration and payment of dividends is prohibited under our revolving line of credit agreement as well as the trust indenture for our subordinated debentures.

     (d)  Recent Sale of Unregistered Securities

     We did not engage in any unregistered sales of equity securities during our fiscal year ended January 31, 2003.

ITEM 6.      SELECTED FINANCIAL DATA.

     The Selected Financial Data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The Selected Financial Data as of and for the fiscal years ended January 31, 2003, February 1, 2002, February 2, 2001 and January 28, 2000 (fiscal years 2002, 2001, 2000 and 1999, respectively) have been derived from our Consolidated Financial Statements as audited by Grant Thornton LLP, independent certified public accountants. The Selected Financial Data as of and for the year ended January 29, 1999 (fiscal year 1998) has been derived from our Consolidated Financial Statements as audited by KPMG LLP, independent certified public accountants.

Summary of Financial and Operating Data
(Dollars in thousands, except per share data)

	Fiscal Year

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues from continuing operations (1)	$75,240	$75,917	$79,459	$74,974	$61,924
Repositioning and store closing provision (credits), net	263	(121)	(970)	3,962	—
Operating (loss) income from continuing operations (1)	(3,990)	(3,592)	1,545	(5,854)	82
Net (loss) income from continuing operations (1)	(5,170)	(7,902)	125	(4,067)	(59)
Net gain (loss) from discontinued operations	1,012	(1,899)	(559)	(381)	(461)
Basic and diluted net (loss) income per share from continuing operations (1) (2)	(2.74)	(4.19)	0.07	(2.63)	(0.04)
Basic and diluted net income (loss) per share from discontinued operations (2)	0.54	(1.01)	(0.34)	(0.25)	(0.30)
Other Data:
Number of stores open at year end:
Company-owned stores – continuing operations	86	87	85	89	90
Company-owned stores – discontinued operations	—	13	13	13	7
Franchise stores	50	52	49	47	46
Comparable store sales (decrease) increase (1) (3)	(1.6)%	(3.3)%	5.3%	9.3%	2.9%
Balance Sheet Data:
Merchandise inventories (1)	$12,826	$14,766	$15,673	$17,484	$15,149
Total assets – continuing operations (1)	21,280	24,529	30,711	33,218	28,357
Net assets of discontinued operations	—	2,546	2,987	3,453	1,773
Long-term debt less current maturities (1) (4)	4,996	5,329	5,681	6,062	1,336
Total stockholders’ (deficit) equity	(3,565)	593	10,412	9,641	14,090

(1)	During fiscal 2002, we exited the Seattle market by completing the sale of 13 of our stores located in Seattle. Items as noted have been restated to reflect continuing operations.

(2)	Reflects the retroactive application of our April 2001 one-for-three reverse stock split.

(3)	Company-owned stores enter the comparable store sales base at the beginning of their 13th month of operation. For purposes of computing the increase in comparable store sales, this computation assumes fiscal 2000 was a 52-week year.

(4)	Long-term debt consists of total debt, including capital lease obligations, less current maturities.

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

Overview

     We are a chain of retail stores specializing in party supplies and paper goods. As of January 31, 2003, we operated 86 stores in nine states throughout the central and western regions of the United States under the names Paper Warehouse and Party Universe, and a website, www.PartySmart.com. Additionally, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc. As of January 31, 2003, we had 50 franchise stores. We purchased the business, consisting of three stores located in the Minneapolis/St. Paul metropolitan area, in 1986, and incorporated it in Minnesota in 1987. We employ a strategy of clustering stores in our principal markets to:

•	provide our customers with convenient store locations;

•	expand our total market share; and

•	achieve favorable economies of scale.

     Fiscal year

     Our fiscal year ends on the Friday closest to January 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Our fiscal year ended January 31, 2003 (fiscal 2002) and our fiscal year ended February 1, 2002 (fiscal 2001) consisted of 52 weeks, and our fiscal year ended February 2, 2001 (fiscal 2000) consisted of 53 weeks.

     Basis of Presentation

     The financial results presented and discussed herein reflect our results and the results of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). This requires us to make estimates and judgments that affect reported amounts and related disclosures. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.

     Inventory. Our largest asset is our merchandise inventory. Our inventories are stated at the lower of cost (as determined on a first-in, first-out basis) or market. We review slow moving merchandise and take appropriate markdowns and write-downs, as necessary. On an annual basis, in conjunction with a third party, we perform a physical count of our merchandise inventories and record adjustments as applicable based on this physical count.

     Store Opening and Closing Costs. Expenditures incurred in connection with the opening of new stores or the remodeling of existing stores are expensed as incurred. In the event that a store is planned to close before its lease has expired, any remaining lease obligation, net of expected sublease recovery, is provided for in the period we adopt the plan to close the store. In addition, the remaining investment in fixed assets, net of the expected recovery value, is also expensed. In determining the amount of any remaining net lease obligation, we make various assumptions, including but not limited to the time that it would take to sublet a location, the cost to sublet or terminate a lease and future increases for common area maintenance and real estate taxes.

Critical Accounting Estimates

     We have discussed the development and selection of the following critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to such estimates in this Management’s Discussion and Analysis.

     Inventory Valuation. Our inventories are stated at the lower of cost (as determined on a first-in, first-out basis) or market. Annually, we perform a physical count of our merchandise inventories and record adjustments as applicable based on this physical count. In order to approximate the amount of inventory shortage, or shrink, identified at our year-end physical inventory, throughout the year, we record an estimated shrink percentage that is applied to net sales. This percentage is determined based on the most recent physical inventory results as well as other factors, such as the time of year (i.e., the percentage recorded in October is higher than at any other time due to Halloween inventory, which carries a higher retail price-point), specifically requested cycle-count results, and if a store or a district has had significant theft issues. In general, paper products and party goods supplies have minimal issues with damaged product or obsolescence. Vendors, however, often modify or update patterns on an annual basis. If we are unable to sell through an existing pattern before the changeover, we could end up with “broken” patterns and accessories that could potentially be difficult to sell. Vendors will often give us markdown dollars in advance to help mitigate the impact on margin as a result of reducing the retail-selling price to sell through a pattern that is, or will be, discontinued. We recognize these markdown dollars in gross margin as the product is sold. We maintain a reserve on our books for discontinued merchandise remaining at period end. The reserve for discontinued inventory takes into consideration various factors such as the year in which the product was discontinued and whether the retail value is less than cost. At January 31, 2003, we had discontinued inventory of approximately $1.5 million and a reserve of approximately $125,000.

     Store Opening and Closing Costs. In the event that a store is planned to close before its lease has expired, any remaining lease obligation, net of expected sublease recovery, is provided for in the period we adopt the plan to close the store. In determining the amount of any remaining net lease obligation, we make various assumptions, including but not limited to the time that it would take to sublet a location, the cost to sublet or terminate a lease and future increases for common area maintenance and real estate taxes. In estimating the remaining lease obligation for a location, several factors are considered including our history in subletting stores, the overall real estate market, general economic conditions and whether we have any current, or have had any recent leads on a location. The reserve for store closings at the end of fiscal 2002 reflects a net provision of $263,000, equal to the estimated remaining lease obligations on our cross-dock facility and on a store, both of which we had adopted a plan during December 2002 to subsequently close. This provision was partially offset by the reversal of excess amounts in the reserve. In addition, the reserve for store closings also reflects reductions related to ongoing payments of rent, common area maintenance, real estate taxes and other miscellaneous expenses on stores that were previously closed.

     Deferred Tax Asset Valuation Allowance. We currently have a full valuation allowance against our deferred tax asset of approximately $7.7 million. The realization of these assets is contingent upon future taxable earnings. Our deferred tax asset is reviewed for utilization using a “more likely than not” approach as required by SFAS No. 109. As we have incurred losses over the past several years, we have determined that a full valuation allowance against our deferred tax asset is necessary to reduce the carrying value of the Company’s deferred tax assets to zero. We will continue to assess the reasonableness of the valuation allowance against our deferred tax assets and will consider reversing the valuation allowance when we begin to generate a history of consistent earnings and project these earnings and utilization of the deferred tax assets into the future.

     Goodwill. We had $477,000 of goodwill as of January 31, 2003. Goodwill is no longer amortized; however, it must be tested for impairment periodically, or more frequently under certain circumstances, and written down when impaired. We are subject to financial statement risk to the extent that goodwill becomes impaired. In analyzing whether goodwill is impaired, we make certain assumptions regarding the future cash flows of our stores and discount them in determining fair value. Based on our analysis, we determined that our goodwill was not impaired as of January 31, 2003.

Results of Operations

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

     The following table sets forth for the periods indicated, certain costs and expenses of continuing operations as a percentage of total revenues and retail sales of continuing operations:

	Fiscal Year Ended

	January 31,	February 1,	February 2,
	2003	2002	2001

Costs of products sold and occupancy costs:
as % of total revenues	65.0%	65.9%	63.8%
as % of retail sales	66.4%	67.2%	64.9%
Store operating expenses:
as % of total revenues	26.9%	25.4%	23.5%
as % of retail sales	27.5%	25.9%	24.0%
General and administrative expenses:
as % of total revenues	13.0%	13.6%	12.0%
as % of retail sales	13.3%	13.9%	12.2%
Number of Company-owned stores related to continuing operations	86	87	85

Fiscal Year Ended January 31, 2003 (Fiscal 2002 – 52 weeks) Compared to Fiscal Year Ended February 1, 2002 (Fiscal 2001 – 52 weeks)

     Revenues

     Retail Sales. Retail sales from continuing operations of $73.7 million for fiscal 2002 decreased approximately $701,000, or 0.94%, from retail sales from continuing operations of $74.4 million for fiscal 2001. Full year comparable store sales decreased 1.6%. This rate compares to a comparable store sales decrease of 3.3% for fiscal 2001, calculated assuming fiscal 2000 was a 52-week year. Both fiscal 2002 and 2001 contained 52 weeks. Our 2002 sales fell short of expectations, as the retail industry and the overall economy has continued to suffer and has struggled to rebound. Our sales results were significantly impacted during fiscal 2002 as compared to fiscal 2001 as a result of our decision to reinstate the 50% discount on greeting cards, which took place mid-fiscal 2002. In comparison, greeting cards were sold at full retail cost during fiscal 2001. We made the decision to reinstate the 50% discount after realizing a significant decline in overall transactions, but particularly with greeting card unit sales, and after receiving numerous negative comments from customers about the move to full retail price. As a result of the pricing change, our sales results on greeting cards were $1.1 million below prior year levels. Sales from our Internet website, although improved, were not significant during fiscal 2002. During the first quarter of fiscal 2002, we exited the Seattle market when we completed the sale of 13 stores in Seattle. In addition, we closed one Company-owned store, bringing the total to 86 as of January 31, 2003. At the end of fiscal 2001 in comparison, we had a total of 100 Company-owned stores. Excluding the Seattle stores that were sold in 2002, the total of Company-owned stores was 87 at the end of fiscal 2001. As a result of our difficulty in obtaining product from certain vendors due to our financial and liquidity position, our inventory levels at January 31, 2003 were approximately $2.0 million below desired levels. We anticipate that these reduced inventory levels will negatively impact our sales results in fiscal 2003.

     Franchise Related Fees. Fiscal 2002 franchise related fees of $1.5 million increased $24,000, or 1.6%, over fees for fiscal 2001. The year-over-year increase reflects increased royalties from increased franchise store sales. For both fiscal 2002 and 2001, royalty payments averaged 4% of franchise store sales. During fiscal 2002, three franchise stores opened and five franchise stores closed, bringing the total franchise stores to 50 as of January 31, 2003, compared to 52 at the end of fiscal 2001.

     Costs and Expenses

     Cost of Products Sold and Occupancy Costs. Cost of products sold and occupancy costs for continuing operations totaled $48.9 million, or 66.4% of retail sales, for fiscal 2002, as compared to $50.0 million, or 67.2% of retail sales, for fiscal 2001. As a result of our aggressive markdown program in fiscal 2001, we were able to remove a significant amount of slower moving and discontinued items from our assortment, and we entered fiscal 2002 with a higher blended margin on inventory available for sale than in the prior year. Accordingly, our product margin percentage for fiscal 2002 increased over the prior fiscal year. The increased margin also reflects a shift in sales from seasonal product categories to everyday product categories, which typically carry higher margins, successful pattern changeovers that took place earlier in the year, and increased markdown dollars received from our vendors. These increases were offset however, by lower margins on greeting cards, stemming from the reintroduction of a 50% discount on greeting cards during the second quarter of fiscal 2002. When we reintroduced the greeting card pricing, we anticipated that the reintroduction of this discount program coupled with more promotional product offerings would result in increased customer transactions in our stores, in addition to increased greeting card unit sales. As a result of these initiatives, however, we also expected to realize lower margins. Since returning back to the 50% pricing in June 2002, we have seen a 53% increase year-over-year in greeting card unit sales. Although our unit sales for greeting cards continue to improve, they are still not at the levels we experienced in fiscal 2000, before we made the original change to full retail price. Occupancy costs from continuing operations for fiscal 2002 were higher year-over-year, due to the annualization of rent on two stores that opened late during the third quarter of fiscal 2001, and the expansion of an existing store during fiscal 2002. Looking forward, we expect gross margins to remain relatively flat to fiscal 2002.

     Store Operating Expenses. Store operating expenses for continuing operations for fiscal 2002 were $20.3 million, or 27.5% of retail sales, as compared to $19.3 million, or 25.9% of retail sales, for fiscal 2001. The increase year-over-year is due to higher net advertising costs. During fiscal 2002, we had two additional newspaper flyers, additional radio advertising, and we moved from mailbox insertion to Sunday newspaper insertion, which costs more. Additionally, the increase reflects moderate wage increases for store personnel. Looking forward to fiscal 2003, we expect store operating expense dollars to decrease as compared to fiscal 2002, primarily due to lower depreciation expense as we continue to monitor and curtail capital expenditures. We also continue to aggressively search for opportunities to improve operational efficiencies and further reduce expenses.

     General and Administrative Expenses. General and administrative expenses were $9.8 million, or 13.0% of total revenues, for fiscal 2002, compared to $10.3 million, or 13.6% of total revenues, for fiscal 2001. The year-over year decrease reflects lower payroll and related benefits stemming from a one-time discretionary payment made to employees during fiscal 2001, lower consulting expenses, lower depreciation expense, as our website was fully depreciated during fiscal 2002, and the cessation during fiscal 2002 of recording amortization on our goodwill. These lower costs were partially offset by increased legal and professional services costs associated with obtaining a waiver for our default on our subordinated debentures. During the third quarter of fiscal 2002, we announced an administrative expense reduction initiative, which included a reduction in force that is expected to reduce fiscal 2003 administrative costs by approximately $1.5 million from fiscal 2002 levels. We also continue to aggressively search for opportunities to further reduce expenses.

     Repositioning Credits/Provision. In the event we plan to close a store before its lease has expired, we provide for any remaining lease obligation, net of expected sublease recovery, in the period we adopt the plan to close the store. During fiscal 2002, we recorded a net provision of $263,000 reflecting the estimated remaining lease obligations on our cross-dock facility and on a store, both of which we had adopted a plan during December 2002 to subsequently close. This provision was partially offset by the reversal of excess amounts in the reserve. At January 31, 2003, we had a remaining store closing reserve of approximately $674,000.

     We review long-lived assets for impairment annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recognize a loss for the difference if the fair value is less than the carrying amount of the asset. No impairment loss was recognized in either fiscal 2002 or fiscal 2001.

     Interest Expense. For fiscal 2002, interest expense of $1.5 million, or 1.9% of total revenues, was 1.3% higher than interest expense of $1.4 million for fiscal 2001. The slight increase over prior year reflects an accrual of $100,000, which will be charged by our lender for a covenant waiver and loan amendment, in addition to a higher average level of borrowings during fiscal 2002, offset by a lower variable rate of interest. We expect interest expense for fiscal 2003 to be essentially flat to fiscal 2002 levels, reflecting a slight increase in the prime rate, offset by a lower level of borrowings on our revolving line of credit.

     Net Loss. As a result of the factors discussed above, we realized a net loss from continuing operations of $5.2 million, or $2.74 per diluted share, in fiscal 2002. Our total loss for fiscal 2002, including a gain on the sale of discontinued operations of $1.0 million, or $0.54 per diluted share, was $4.2 million, or $2.20 per diluted share. For fiscal 2001, we realized a net loss from continuing operations of $7.9 million, or $4.19 per diluted share and a total loss of $9.8 million, or $5.20 per diluted share.

     Income Tax Benefit and Valuation Allowance. Our fiscal 2001 results reflect our decision to record a full valuation allowance against our deferred tax asset equal to approximately $6.1 million, as prescribed by authoritative accounting guidance. Accordingly, during fiscal 2002, we recorded a valuation allowance equal to the increase in our deferred tax asset of approximately $1.6 million, which resulted in a zero tax provision in our consolidated statement of operations. Realization of the net operating loss carryforwards and other deferred tax timing differences is contingent on future taxable earnings. The recording of this allowance does not have any impact on, or correlation to, our ability to operate as a continuing enterprise.

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

Fiscal Year Ended February 1, 2002 (Fiscal 2001 – 52 weeks) Compared to Fiscal Year Ended February 2, 2001 (Fiscal 2000 – 53 weeks)

     Revenues

     Retail Sales. Retail sales from continuing operations of $74.4 million for fiscal 2001 decreased $3.6 million, or 4.6%, from retail sales from continuing operations of $78.0 million for fiscal 2000. Fiscal 2001 contained 52 weeks compared to 53 weeks for fiscal 2000. Excluding the 53rd week for fiscal 2000, equal to approximately $1.1 million of sales, retail sales declined 3.3% year-over-year. Our fiscal 2001 sales were negatively impacted by the weakened economy, which was compounded by the September 11, 2001 tragedy, and resulting effect on consumer confidence. Although our seasonal category sales consistently performed well during fiscal 2001, our everyday product categories performed at below prior year levels. Sales from our Internet website were not significant during fiscal 2001, although the website’s results reflected substantial improvement since it’s relaunch in the third quarter of fiscal 2000. During fiscal 2001, we opened two Company-owned stores, bringing the total stores related to continuing operations to 87 as of February 1,

2002, compared to 85 at the end of fiscal 2000. Comparable store sales from continuing operations for fiscal 2001 decreased 3.3% from the prior year comparable period, and were calculated assuming fiscal 2000 was a 52-week year. This growth rate compared to a comparable store sales increase of 5.3% for fiscal 2000.

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

     Costs and Expenses

     Cost of Products Sold and Occupancy Costs. Cost of products sold and occupancy costs from continuing operations totaled $50.0 million, or 67.2% of retail sales, for fiscal 2001, as compared to $50.7 million, or 64.9% of retail sales, for fiscal 2000. We realized a significant decrease in our product margins during fiscal 2001 as compared to the prior year. The lower margin reflected the implementation, during the second half of the year, of an aggressive markdown program in which we elected to take faster and deeper markdowns than we had previously done. This strategy enabled us to reduce carryover and remove slower moving items from our merchandise assortment. This strategy also allowed us to purchase fresher and trendier merchandise for fiscal 2002. Occupancy costs were slightly higher year-over-year primarily due to the opening of two new stores.

     Store Operating Expenses. Store operating expenses from continuing operations for fiscal 2001 were $19.3 million, or 25.9% of retail sales, as compared to $18.7 million, or 24.0% of retail sales, for the comparable period in the prior year. More than half the increase in the percentage year-over-year was due to an increase in fixed labor costs. We continued to realize higher wage rate pressure due to the tightness of certain labor markets. Our labor needs, particularly for seasonal events, are projected based on an expected sales volume, which didn’t materialize in fiscal 2001. We also realized higher net advertising costs year-over-year due to our investment in two additional flyers in the second and third quarters of fiscal 2001 in an effort to bring additional customers into our stores.

     General and Administrative Expenses. General and administrative expenses from continuing operations were $10.3 million, or 13.6% of total revenues, for fiscal 2001, compared to $9.5 million, or 12.0% of total revenues, for fiscal 2000. Excluding the 53rd week of sales reflected in fiscal 2000’s results of approximately $1.1 million, fiscal 2000 general and administrative expenses as a percentage of total revenue were 12.1%. The year-over year increase reflected costs associated with the leasing and maintenance on our back-office computer systems for our Company-owned stores, which were installed during fiscal 2001. The increase also reflected higher payroll due to a one-time discretionary payment to employees as well as higher health insurance costs, as we absorbed a larger percentage of the health insurance coverage during fiscal 2001. In addition, during fiscal 2001 we incurred higher marketing costs for our franchise operations to gain additional exposure in an effort to improve franchise sales.

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

     Interest Expense. For fiscal 2001, interest expense of $1.4 million, or 1.9% of total revenues from continuing operations, decreased 14%, or $237,000 from interest expense of $1.7 million for fiscal 2000. The decrease from prior year reflects a lower level of borrowings on our revolving credit facility throughout the year, stemming from our ability to defer approximately $3.0 million in trade payments with some of our largest vendors, as well as substantial reductions throughout the year in the prime rate. The interest favorability was partially offset by the write-off of approximately $75,000 in deferred financing costs associated with our previous line of credit.

     Net Loss. As a result of the factors discussed above, we realized a net loss from continuing operations of $7.9 million, or $4.19 per diluted share, and a total net loss of $9.8 million, or $5.20 per diluted share, in fiscal 2001. For fiscal 2000, we realized net income from continuing operations of $125,000, or $0.07 per diluted share, and a total net loss of $434,000, or $0.27 per diluted share.

     Income Tax Benefit and Valuation Allowance. Our fiscal 2001 results reflect our decision to record a full valuation allowance against our deferred tax asset equal to approximately $6.1 million, as prescribed by authoritative accounting guidance. Realization of the net operating loss carryforwards and other deferred tax timing differences is contingent on future taxable earnings. The recording of this allowance did not have any impact on, or correlation to, our ability to operate as a continuing enterprise.

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

Seasonality and Seasonal Events

     We generate a significant amount of sales from our seasonal events, and we are significantly dependent on our seasonal events. We have three primary seasonal events and several secondary seasonal events. Our primary events are the Graduation season, Halloween and Christmas/Hanukkah. Our secondary seasonal events consist of Valentine’s Day, St. Patrick’s Day, Easter, Mother’s Day, Father’s Day, Fourth of July and New Year’s. In combination, these seasonal events represented approximately 22% of our annual sales volume for fiscal 2002. Any factor that negatively affects our revenues or increases our operating expenses during these seasonal events could negatively affect our annual results of operations. For instance, we could spend a large amount to advertise these events and not generate sufficient sales. In addition, we commit to purchase inventory to support these events far in advance of the selling season. If we are not timely in these purchases or are unable to purchase the appropriate quantity, we could lose sales. Our seasonal sales are heavily augmented by sales in our solid color and institutional/food service product categories. Therefore, a low sales performance for any of our seasonal categories could impact the sales results for our everyday product categories. Our fiscal quarters do not end on calendar quarters, and as a result of yearly changes to the retail calendar as well as various shifts in the calendar due to the timing of our seasonal events, our quarterly results may not be comparable year-over-year.

     Typically during our first quarter, the combination of a minimal number of smaller seasonal events with a fixed cost structure, results in a loss. We expect to incur a loss in the first quarter of each year for the foreseeable future.

Liquidity and Capital Resources

     Our liquidity needs vary throughout the year as a result of the seasonal nature of our business. In order to support our seasonal events, we have to commit to purchase inventory far in advance of the selling season. Our cash availability also fluctuates as a result of:

•	the level of our inventory, which primarily determines our line-of-credit borrowing capacity;

•	timing of purchases and our ability to negotiate credit terms on those purchases;

•	our profitability;

•	intra-month cash needs for payment of rent, payroll and other operational payables;

•	our revolving line of credit covenants; and

•	timing of new store openings, remodels and/or relocations.

     Our primary cash requirements are for ongoing operations, consisting primarily of investments in our inventory, costs associated with payroll, and payments on our store leases consisting of rent, common area maintenance and real estate taxes. Our primary sources of cash have been:

•	borrowings under our revolving line of credit;

•	everyday payment terms from vendors;

•	extended payment terms negotiated with certain of our vendors and landlords;

•	proceeds from financings such as our shareholder rights offering, our public sale of convertible subordinated debt, the refinancing of our mortgage and our initial public offering;

•	lease financings.

     Over the past several years, we have not generated sufficient cash from operations to satisfy our operating needs. Beginning in the second half of fiscal 2002, we undertook measures aimed at improving our liquidity position. During the third quarter of fiscal 2002, we implemented an operating expense reduction initiative, including a reduction in force, projected to reduce fiscal 2003 expenses by approximately $1.5 million from fiscal 2002 levels. We have subsequently identified further expense reductions. In addition, in order to assist with our short-term liquidity needs, we negotiated with several of our largest vendors in the fourth quarter of fiscal 2002 to provide us with extended payment terms on approximately $4.6 million of accounts payable through June 2003.

     Notwithstanding these efforts, the Report of Independent Certified Public Accountants accompanying our audited financial statements for the year ended January 31, 2003 indicates that there is a substantial doubt regarding our ability to continue our operations as a going concern over the course of fiscal 2003 absent an infusion of cash. Based on our current cash position, our recent inability to generate cash from operations, and our need to purchase in advance inventory for our upcoming seasonal events, our need to raise cash to satisfy our working capital needs is immediate. We are actively pursuing opportunities to satisfy our cash needs through debt and equity financing. To date, however, we have not been successful in obtaining the funds needed we may be unable to obtain funding to meet our immediate needs on terms acceptable to us or at all. Failure to obtain the required funds in a timely manner, or significantly improve our cash position through other avenues, may prevent us from purchasing sufficient inventory for our upcoming seasonal events and may hinder our ability to pay our debts as they come due. In such case, we may seek, or be forced to seek, protection under the bankruptcy laws.

     In order to provide us with the liquidity we needed during the first quarter of fiscal 2002, we entered into a short-term loan of $1.0 million with an unrelated business partner, which was paid in full during fiscal 2002, as agreed upon. Additionally during the first quarter of fiscal 2002 we sold our 13 stores in the Seattle market for approximately $4.5 million. We also obtained additional liquidity due to an agreement with a key vendor that resulted in additional borrowing capacity under our revolving credit agreement. On September 5, 2002, Wells Fargo Retail Finance granted us an overline that had provided us with approximately $1.4 million of excess availability on our revolving line of credit. The overline expired on December 2, 2002. Amounts outstanding under the overline bore interest at prime plus 150 basis points and were fully secured by a standby letter of credit, issued by a major bank and guaranteed by a key vendor. We have a multi-year contractual purchase obligation with this vendor, and as consideration for issuing the letter of credit, we negotiated additional purchase commitments with this vendor.

     During the first quarter of fiscal 2001, in order to provide us with the liquidity we needed to fund our operations into the second quarter, we negotiated extended payment terms with several of our largest vendors. The arrangements with our vendors resulted in the extended dating of approximately $3.0 million of trade payments, which were repaid in full during fiscal 2001, as agreed upon. In addition, we were able to extend approximately $500,000 of rent payments into the second half of fiscal 2001 or beyond.

     Our working capital related to continuing operations was a deficit of approximately ($3.7) million at January 31, 2003 compared to ($2.8) million at February 1, 2002. Our current ratio was 0.80 to 1.00 at January 31, 2003 compared to 0.85 to 1.00 at February 1, 2002. The year-over-year change in our working capital and current ratio calculations was primarily due to a 13% decline in inventory levels.

     Net cash provided by (used for) continuing operations for each of the last three fiscal years was approximately $858,000 in fiscal 2002, $782,000 in fiscal 2001 and ($194,000) in fiscal 2000. Cash generation in fiscal 2002 and 2001 reflects a decline in inventory and an increase in accounts payable. The reduction in inventory levels during fiscal 2002 reflects our difficulty in obtaining product from certain vendors due to our financial difficulties and liquidity position. As a result, our inventory levels at January 31, 2003 are approximately $2.0 million below desired levels. The lower levels also reflect a purposeful reduction in seasonal pack-away inventory, and delays in resetting new patterns and implementing new programs. The increase in accounts payable reflects extended terms by several of our largest vendors to June 30, 2003. The reduction in inventory levels during fiscal 2001 reflects our decision during fiscal 2001 to aggressively remove slower moving merchandise from our assortment. The increase in accounts payable reflects the consolidation of certain segments of our business to some of our larger vendors who offer more extended terms than some of our smaller vendors. The cash use in fiscal 2000 reflects a reduction in merchandise inventory levels of $1.8 million and a reduction in accounts payable of $1.9 million. We continue to strive, when possible, to take advantage of cash discounts and other favorable terms that are offered by our vendors.

     Net cash provided by (used for) investing activities was approximately $3.0 million for fiscal 2002, ($771,000) for fiscal 2001, and ($983,000) for fiscal 2000. The generation of cash in fiscal 2002 reflects proceeds from the sale of our Seattle stores and the cancellation of an insurance policy, net of capital expenditures. The use of cash in fiscal 2001 and fiscal 2000 consisted almost entirely of capital expenditures related to upgrading our information systems and remodeling our Company-owned stores. We have invested and will continue to evaluate our needs for additional investment in information technology and infrastructure capabilities in order to gain operational efficiencies. We anticipate that we will spend approximately $400,000 on capital expenditures during fiscal 2003 for store relocations and remodels, and continuing enhancements to information systems. We lease sites, of approximately 8,500 square feet, for our

Company-owned stores rather than own real estate. If the number of stores we plan to open, relocate or remodel increases or decreases, this estimate may change accordingly. Our plans may also vary based upon the availability of suitable locations and the availability of acceptable terms. We may additionally seek to acquire existing stores from franchisees. At present, we have no agreement to acquire any franchise store.

     Net cash (used for) provided by financing activities for continuing operations was ($3.6 million) for fiscal 2002, and $1.2 million for both fiscal 2001 and fiscal 2000. The use of cash in fiscal 2002 primarily reflects necessary payments on our revolving line-of-credit to stay within the parameters of our credit facility as a result of low inventory levels. The generation of cash in fiscal 2001 reflects the proceeds received from a $1.0 million note from an unrelated business partner in addition to increases in our revolving line of credit, partially offset by required payments on our long-term debt. The generation of cash in fiscal 2000 primarily reflects the net proceeds received from our shareholder rights offering.

     We have convertible subordinated debentures in an aggregate principal amount of $4.0 million, which mature in 2005, and are convertible at $9.00 into approximately 444,000 shares of our common stock. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends. The debentures bear interest at an annual rate of 10.5%, payable quarterly.

     As of the end of our 2001 fiscal year, and for much of our 2002 fiscal year, we were in breach of a covenant under the indenture governing our subordinated debentures, which required us to maintain a minimum consolidated net worth of at least $7.0 million. This breach became an event of default under the indenture, which caused a cross default under our revolving credit agreement, and provided our secured lender with the right to prevent us from paying future principal or interest payments to the holders of our subordinated debentures until the event of default under the indenture was cured, waived or ceased to exist and our secured lender had waived the default under the revolving credit agreement. As a result, we were not allowed to timely make two interest payments to our debenture holders. We asked our debenture holders to waive the defaults existing under the indenture, as well as approve amendments to the indenture to make certain changes in its financial covenants. During the third quarter of fiscal 2002, we received the requisite consent from the holders of our subordinated debentures to waive the defaults existing under the indenture and approve the amendments to the indenture. We were also able to receive a waiver from our senior lender for the cross default that existed under our revolving credit agreement. As a result, we were subsequently permitted to make, and we have made, all past due interest payments on the debentures.

     We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in September 2004. Borrowings outstanding under this line of credit bear interest at a variable rate and are secured by substantially all of our assets. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the limitations on the fixed percentage and on inventory levels, we often maximize the availability under our line during intra-month peaks and at certain times during the year. At January 31, 2003, we had availability of $6.2 million, of which approximately $5.6 million was outstanding. At February 1, 2002, we had availability of $10.0 million, of which approximately $7.7 million was outstanding. Capacity under our revolving line of credit is largely contingent on our inventory levels as well as an advance rate on those inventory levels. The advance rate is determined based on a third party valuation of our inventory that takes into consideration among other factors, the quality of our inventory, in addition to the overall economy, which determines the expected rate of sale and the estimated costs should a liquidation of the inventory be required. A significant decline in the valuation of our inventory as a result of any of the factors above could have a significant impact on our borrowing capacity and on our ability to meet short-term obligations.

     During fiscal 2002, our senior lender granted us excess borrowing capacity in the form of an overline. Between the period of September 5, 2002 and December 2, 2002, this overline provided us with approximately $1.4 million of excess availability on our revolving line of credit. Amounts outstanding under this overline bore interest at prime plus 150 basis points, and were fully secured by a standby letter of credit issued by a major bank and guaranteed by a key vendor. We have a multi-year contractual purchase obligation with this vendor, and as consideration for issuing the letter of credit, we negotiated additional purchase commitments with this vendor.

     The revolving credit agreement contains covenants, which require us to maintain certain financial covenants and a certain level of availability, imposes restrictions on our ability to pay dividends, as well as other requirements. At January 31, 2003 and subsequent to January 31, 2003, we were out of compliance with several covenants. On May 1, 2003, we obtained a waiver for our non-compliance. This waiver is conditional upon our providing a revised business plan on or before May 31, 2003, our receiving a commitment and subsequent funding for at least $5.0 million infusion of equity on or before June 13, 2003 or such later date as approved by the lender in its discretion, as well as other requirements. If we fail to meet any of the waiver conditions, we will again be in default of the credit agreement, and our lender will be entitled to demand full payment of all outstanding amounts there under. A default under the line-of-credit provision would not cause a cross default provision to occur under any of our other debt.

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

     In addition to commitments we have related to our lease obligations, we also have required payments to be made on our debt outstanding.

     The following is a schedule summarizing our contractual obligations at January 31, 2003:

	Payments due by period

Contractual		Less than			After
Obligations:	Total	1 year	1-2 years	3-4 years	4 years

Debt obligations (1) (2)	$5,068,137	$105,889	$4,074,531	$85,910	$801,807
Capital lease obligations (2)	333,381	298,221	35,160	—	—
Operating leases (3)	42,523,273	9,559,276	15,179,421	9,733,834	8,050,742

Total contractual cash obligations	$47,924,791	$9,963,386	$19,289,112	$9,819,744	$8,852,549

(1)      Debt obligations reflect required principal payments on debt existing at January 31, 2003, excluding $100,000 of subordinated notes payable on demand. In addition, the debt obligations disclosure above does not reflect our $15.0 million revolving line-of-credit facility that had a balance outstanding of approximately $5.6 million at January 31, 2003.

(2)      We define current maturities of long-term debt and capital lease obligations as being due within a twelve-month period from January 31, 2003.

(3)      The amounts reflected for operating leases primarily represent noncancelable lease payments on our retail store locations.

     In addition to the contractual obligations above, we have a multi-year exclusive agreement with a supplier of greeting cards for our Company-owned and franchise stores. During fiscal 2002, in order to assist us with our liquidity needs, this supplier provided our senior lender with a letter of credit that supported an overline with our bank. As consideration for issuing the letter of credit, we renegotiated our supply agreement with this vendor during fiscal 2002, thereby increasing our purchase commitments and revising the agreement to include party supplies. We have a remaining contractual obligation for chain-wide purchases of $64.3 million of greeting cards, gift-wrap and party supplies. We estimate that these purchase commitments will be fulfilled over a 7-year period.

     In general, our highly-leveraged financial condition, as well as the possible reactions of suppliers, franchisees, other creditors and employees to publicity regarding our continuing losses, make it extremely difficult for us to predict our actual liquidity needs. The assumptions underlying our projections as to such needs, therefore, may not be realized as discussed previously in the above liquidity and capital resources section.

Recently Issued Accounting Pronouncements and Passed Legislation

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for us for our year ended January 31, 2003. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations.

     In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are also required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation of business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Act of 1933 and Securities Exchange Act of 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Sarbanes-Oxley Act has not yet been determined.

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

ITEM 8.        FINANCIAL STATEMENTS.

     Our Consolidated Financial Statements and the reports of our independent certified public accountants are included elsewhere in this Annual Report on Form 10-K. The index to these financial statements is included in Item 15 (a) (1) of this Annual Report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

 FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Registrant

     The following table sets identifies the member’s of our Board of Directors and sets forth certain information as of March 1, 2003, which has been furnished to us by our directors.

Information About Directors

Name of Nominees			Director
for Election	Age	Title	Since

Yale T. Dolginow (1)	60	Chairman of the Board, President and Chief Executive Officer.	1986

Diane C. Dolginow	59	Director and Secretary	1986

Jeffrey S. Halpern (1)(2)	60	Director	1997

Martin A. Mayer (1)(2)	60	Director	1992

Richard W. Perkins (1)	72	Director	2000

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

Other Information About Directors

     Yale T. Dolginow has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1986. From 1982 to 1986, Mr. Dolginow served as President and Chief Executive Officer of Carlson Catalog Showrooms, Inc., which was a chain of 59 catalog showrooms located throughout the Midwest. From 1981 to 1982, Mr. Dolginow served as Assistant to the President of Dayton Hudson Corporation, k/n/a Target Corporation. From 1978 to 1980, Mr. Dolginow served as President of Modern Merchandising, Inc. a 70-store retail chain operating in several markets, and as Executive Vice President from 1977 to 1978. From 1968 to 1976, Mr. Dolginow was the Chief Executive Officer and President of Dolgin’s, Inc. a chain of catalog showroom stores that operated in the Kansas City and St. Louis metropolitan markets. Mr. Dolginow is a member of the advisory board of University of Kansas School of Business, and a director of Bet Shalom Congregation and the Minneapolis Heart Institute, all three not-for-profit organizations. Mr. Dolginow and Diane C. Dolginow are husband and wife.

     Diane C. Dolginow has been a director of the Company since 1986 and Secretary since August 1997. Since 1994, Ms. Dolginow has been a director on the National Advisory Board of the School of Education at the University of Kansas, a not-for-profit organization. Ms. Dolginow and Mr. Dolginow are husband and wife.

     Jeffrey S. Halpern has been a director of the Company since 1997. He has been Chairman of the Board and Chief Executive Officer of Southwest Casino and Hotel Corp. since 1993. Mr. Halpern was a partner in the law firm of Popham, Haik, Schnobrich & Kaufman, Ltd. from 1989 to 1993, and a founding partner of Halpern & Druck from 1980 to 1989. As an officer and director of Southwest Casino and Hotel Corp., Mr. Halpern also holds the position of manager of Gold Rush I, LLC, which filed a petition for reorganization under Chapter 11 of the Bankruptcy Code before the U.S. Bankruptcy Court for the District of Minnesota on August 31, 2001, which plan was confirmed by the court on September 11, 2002. In connection with the Chapter 11 proceeding, no petition has been filed by or against Mr. Halpern in his individual capacity.

     Martin A. Mayer has been a director of the Company since 1992. He has been President of Mayer and Associates since 2000. From 1992 to 2000, Mr. Mayer was an independent financial consultant. Mr. Mayer was a partner with Peat Marwick Mitchell & Co., k/n/a KPMG LLP, an international firm of certified public accountants, from 1973 until 1992. Mr. Mayer is a certified public accountant. Mr. Mayer is a director of American Select, a privately held company.

     Richard W. Perkins has been a director of the Company since 2000. Mr. Perkins is President of Perkins Capital Management, Inc., an investment management company that he founded in 1984. From 1966 to 1984 he served as a vice president of Piper Jaffray, k/n/a US Bancorp Piper Jaffray. Mr. Perkins is a Chartered Financial Analyst and a fellow of the Financial Analysts Federation. He is a director and on the compensation committee of Bio-Vascular, Inc., CNS, Inc., iNTELEFILM Corporation, Lifecore Biomedical, Inc., Nortech Systems, Inc., PW Eagle, Inc., Quantech, Ltd., Synovis Life Technologies, Inc., Two Way TV (US), Inc., Vital Images, Inc., and XOX Corporation, all public companies.

Executive Officers and Other Key Personnel

     The following table contains certain information about our executive officers and other key personnel as of March 1, 2003:

Name	Age	Position

Yale T. Dolginow	60	President, Chief Executive Officer and Chairman of the Board

Diana G. Purcel	36	Vice President and Chief Financial Officer

Michael A. Anderson	42	Vice President of Franchising

Steven P. Durst	34	Vice President of Strategic Planning, Merchandise Planning and Budgeting

Robert A. Henderson	57	Vice President and Chief Merchant

Kristen Lenn	35	Vice President of Human Resources

Carol A. Nelson	52	Vice President of Stores

James G. VanSoest	49	Vice President of Information Systems

Other Information About Executive Officers and Other Key Personnel

     Yale T. Dolginow — see “Other Information About Directors” — above.

     Diana G. Purcel, CPA was promoted to Vice President and Chief Financial Officer during fiscal 2002, and has been with Paper Warehouse for 4 years. Previously she served as our Controller and Chief Accounting Officer since 1999 and as one of our Vice Presidents since 2000. She is a certified public accountant. From 1998 to 1999, Ms. Purcel was Divisional Controller for Corporate Planning and Reporting for Damark International, Inc. (k/n/a Provell, Inc). From 1994 to 1998, Ms. Purcel was a Senior Analyst with

Dayton Hudson Corporation (k/n/a Target Corporation). Prior to joining Dayton Hudson Corporation and since 1988, Ms. Purcel was a senior auditor with Arthur Andersen LLP.

     Robert A. Henderson has served as Vice President and Chief Merchant since April 2002. From 1983 to 1998, Mr. Henderson served as senior vice president, general merchandising manager at Musicland Corporation, a 1,600-store chain. Prior to that he served in merchandising and marketing capacities at Modern Merchandising and Target Corporation.

     Steven P. Durst has been with Paper Warehouse for 7 years. He has served as Vice President of Strategic Planning, Merchandise Planning and Budgeting since 2002. He served as Vice President of Merchandising since from 1998 to 2002, and continues to be involved in merchandising and planning. Mr. Durst joined us in 1995 as Director of Information Systems, and became Vice President of Information Systems in 1997. From 1990 to 1995, Mr. Durst was employed by Exxon Corporation where he performed various engineering and business planning functions. Mr. Durst is the son-in-law of Mr. and Mrs. Dolginow.

     Michael A. Anderson has served as our Vice President of Franchising since 1999 and has been with Paper Warehouse for 11 years. From 1991 to 1999 Mr. Anderson served as our Controller. From 1987 to 1991, Mr. Anderson was an accountant at Luri, Eiger, Besikof & Company, a Minneapolis public accounting firm. From 1982 to 1986, Mr. Anderson was a staff accountant with Marvin O. Anderson, LPA, a public accounting firm located in Minnesota.

     Kristen Lenn has served as our Vice President of Human Resources for 5 years. From 1994 to 1997, Ms. Lenn was a Senior Consultant with McGladrey & Pullen LLP (k/n/a RSM McGladrey, Inc.), a public accounting and consulting firm, and provided a wide range of human resources services to clients. From 1989 to 1994, Ms. Lenn held a number of positions for mid-size companies implementing human resources strategies.

     Carol A. Nelson has served as our Vice President of Stores since 1997 and has been with Paper Warehouse for 8 years. Ms. Nelson joined us as Director of Stores from 1994 to 1997. From 1992 to 1994, Ms. Nelson was Director of Stores of CBR, Inc., a privately owned retailer, specializing in airport retail. From 1976 to 1992, Ms. Nelson served as a District Manager, managing 17 stores in a five-state area, for Best Products, Inc/Modern Merchandise.

     James G. VanSoest has served as our Vice President of Information Systems since September of 2002, and has been with Paper Warehouse for 4 years. From December 1998 through September of 2002, Mr. Van Soest served as the Director of Technical Services for Paper Warehouse. From 1976 through 1998, Mr. Van Soest held a number of positions in Information Systems, including Director of Information Services, for County Seat Stores, a publicly held specialty soft goods retailer.

Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and all persons who beneficially own more than 10% of the outstanding shares of our Common Stock to file initial reports of ownership and reports of changes in ownership of our Common Stock with the SEC. Executive officers, directors and greater than 10% beneficial owners are also required to furnish us copies of all Section 16(a) forms they file. To our knowledge, based upon a review of the copies of such reports furnished to us during the year ended January 31, 2003, and written representations by such persons, none of the directors, officers and beneficial owners of greater than 10% of our Common Stock failed to file on a timely basis the forms required by Section 16(a) of the Exchange Act.

ITEM 11.      EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

     The following table provides summary information concerning cash and non-cash compensation for each of the last three fiscal years paid to or earned by our President and Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year, and two additional individuals who served as executive officers during the last completed fiscal year but departed prior to fiscal yearend, each of whose total annual salary and bonus exceeded $100,000 in the fiscal year ended January 31, 2003. The executive officers in the following table are referred to in this Proxy Statement as our Named Executive Officers.

Summary Compensation Table

				Long-Term
		Annual Compensation		Compensation

				Securities
Name and				Underlying	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Options (#)	Compensation ($)(1)

Yale T. Dolginow	2002	$285,000	—	—	$14,727
President and	2001	285,000	—	—	27,481
Chief Executive Officer	2000	285,000	—	16,667 (2)	27,481
Steven P. Durst	2002	$130,000	$4,000	—	$1,100
Vice President of Strategic	2001	117,500	2,691	—	1,075
Planning, Merchandise	2000	115,000	—	8,334	1,062
Planning and Budgeting
Robert A. Henderson	2002	$115,439	—	20,000 (3)	$—
Vice President and Chief
Merchant (4)
Diana G. Purcel	2002	$109,616	$5,500	—	$1,096
Vice President and	2001	98,846	2,691	—	988
Chief Financial Officer	2000	90,000	4,500	8,334	415
Carol A. Nelson	2002	$110,000	$5,000	—	$762
Vice President of Stores	2001	108,673	2,691	—	664
	2000	99,608	—	8,334	755
Cheryl W. Newell	2002	$142,154	$4,500	—	$948
Prior Vice President and	2001	154,000	2,691	—	1,540
Chief Financial Officer	2000	140,000	—	8,334	1,400
Steven R. Anderson	2002	$130,307	$4,500	—	$1,031
Prior Vice President and	2001	154,000	2,691	—	1,358
Chief Information Officer	2000	135,000	10,000	8,334	1,350

(1)	Represents amounts of matching contributions we made to the Named Executive Officers’ respective 401(k) accounts, except for Mr. Dolginow. His total also includes $12,863 for fiscal 2002 and $25,727 for fiscal 2001 and fiscal 2000 as the value of benefits for Mr. Dolginow, determined as prescribed by the Securities and Exchange Commission for such valuations, under a “split-dollar” life insurance arrangement.

(2)	In consideration for Mr. Dolginow issuing a Standby Letter of Credit in March 2000 in favor of Fleet Retail Finance, which provided our Company with up to a $1.2 million overadvance on its line of credit, we granted Mr. Dolginow an option to purchase 16,667 shares of our Common Stock at an exercise price of $2.91 per share (which was equal to 110% of the market price of our Common Stock on the date of grant).

(3)	Reflects options granted during fiscal 2002.

(4)	Mr. Henderson was designated an executive officer as of May 28, 2002.

Option Grants in Fiscal Year 2002

Potential Realizable
Value
		% of			at Assumed Annual
		Total			Rates
	Number of	Options			of Stock Price
	Securities	Granted to	Exercise		Appreciation
	Underlying Options	Employees in Fiscal	or Base Price	Expiration	for Option Term (2)
Name	Granted (#)(1)	Year 2002	($/Share)	Date	5%	10%

Yale T. Dolginow	—	—	N/A	N/A	—	—
Steven P. Durst	—	—	N/A	N/A	—	—
Robert A. Henderson	20,000	100.0%	$1.00	5/28/12	$12,578	$31,875
Diana G. Purcel	—	—	N/A	N/A	—	—
Carol A. Nelson	—	—	N/A	N/A	—	—

(1)	All options set forth in the above table vest in one-third increments beginning on the first anniversary of the date of grant and on each of the next two anniversaries of such date with all options granted becoming fully vested three years from the date of grant. See “Change of Control Arrangements” below for change in control provisions relating to options granted under our 1997 Option Plan.

(2)	These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company’s Common Stock, overall market conditions and the executive’s continued involvement with the Company. The amounts represented in this table will not necessarily be achieved.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     None of our Named Executive Officers exercised any stock options in fiscal year 2002. The following table summarizes the number and value of options held by our Named Executive Officers as of January 31, 2003.

Fiscal 2002 Year-End Option Values

	Number of		Value of Unexercised
	Unexercised Options at		In-the-Money Options
	January 31, 2003(#)		at January 31, 2003 ($)(1)(2)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Yale T. Dolginow	16,667	—	$—	$—
Steven P. Durst	15,802	—	—	—
Robert A. Henderson	—	20,000	—	—
Diana G. Purcel	10,001	—	—	—
Carol A. Nelson	15,802	—	—	—

(1)	All outstanding options on January 31, 2003 had an exercise price greater than $0.13, the closing price of our Common Stock on that date.

(2)	The “Value of Unexercised In-the-Money Options” amounts are calculated based on the excess of the market value of our Common Stock at January 31, 2003 over the exercise price. The exercise price of options may be paid in cash or in shares of our Common Stock valued at fair market value on the day prior to the date of exercise.

Compensation of Directors

     Directors’ Fees. We pay non-employee directors $10,000 per year. All out-of-pocket expenses incurred on behalf of the Company are also reimbursed.

     Options. Each of our non-employee directors also participates in the Director Stock Option Plan (the “Director Plan”). Our Board administers the Director Plan. Pursuant to the terms of the Director Plan, upon election to the Board, each non-employee director is automatically granted a non-statutory option to purchase 3,334 shares of Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant. Such options vest in one-third increments beginning on the first anniversary of the date of grant and on each of the next two anniversaries of such date. On March 6, 2000, options granted under the Director Plan were canceled. A new option for 7,085 shares was granted to each Director under our 1997 Stock Option and Compensation Plan, as amended and restated as of June 11, 1999, which is referred to in the Proxy Statement as the 1997 Option Plan. The new option for 7,085 shares has identical terms to the options that were canceled, except for a reduction in the exercise price. The reduced exercise price however, was greater than the fair market value of the Company’s stock on the date of grant.

     On September 9, 1999, under our 1997 Option Plan, the Board granted each of its non-employee directors a non-statutory stock option to acquire 6,667 shares of our Common Stock at an exercise price of $6.00 per share, the closing sale price of the Company’s Common Stock on the date of grant.

     On April 14, 2000, under our 1997 Option Plan, the Board granted each of its non-employee directors a non-statutory stock option to acquire 3,334 shares of our Common Stock at an exercise price of $2.64 per share, the closing sale price of the Company’s Common Stock on the date of grant.

     Each of these options have a term of 10 years from the date of grant and vest in one-third increments beginning on the first anniversary of the date of grant and on each of the next two anniversaries of such date. For more information regarding these options see “Change in Control Arrangements” below.

     Consulting Services. In fiscal 2002, we paid Martin A. Mayer $18,750 plus expenses for consulting services he rendered to us in connection with consulting and senior management strategic planning meetings. This consulting arrangement was cancelled during the third quarter of fiscal 2002.

Change in Control Arrangements

     Under our 1997 Option Plan, if a change in control (as described below) of Paper Warehouse occurs, then, unless otherwise determined by the Board of Directors and a majority of our continuing directors:

•	the restrictions on all shares of restricted stock awards lapse immediately;

•	all outstanding options and stock appreciation rights will become exercisable immediately; and,

•	all performance shares shall be deemed to be met and payment made immediately for purposes of the 1997 Option Plan.

     Under the 1997 Option Plan, a “change in control” occurs when:

•	any person or group becomes the beneficial owner of 30% or more of any of our equity securities entitled to vote for the election of directors;

•	a majority of the members of the Board is replaced within the period of less than two years by directors not nominated and approved by the Board; or

•	our shareholders approve an agreement to merge or consolidate with or into another corporation or an agreement to sell or otherwise dispose of all or substantially all of our assets (including a plan of liquidation).

     Under the 1997 Option Plan “continuing directors” are directors

•	who were in office prior to the occurrence of a “change in control” or any person publicly announcing an intention to acquire 20% or more of any of our equity securities;

•	who have been in office for a period of more than two years; and,

•	who have been nominated and approved by the “continuing directors.”

Compensation Committee Interlocks and Insider Participation

     The following members or former members of our Board of Directors were members of the Compensation Committee for fiscal 2002: Yale T. Dolginow, Marvin W. Goldstein, Jeffrey S. Halpern, Martin A. Mayer and Richard W. Perkins. Mr. Dolginow served in fiscal 2002 as our Chairman of the Board of Directors, President and Chief Executive Officer. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our board of directors or compensation committee.

Compensation Committee Report on Executive Compensation

     The Compensation Committee of the Board has generally made decisions on the compensation of our executives. In fiscal 2002, the Compensation Committee consisted of Messrs. Dolginow, Goldstein, Halpern, Mayer, and Perkins. Messrs. Halpern, Mayer and Perkins are non-employee directors. Mr. Goldstein, prior to his resignation on March 5, 2003, also was a non-employee director of the company. Decisions made by the Compensation Committee are reviewed by the full Board. Pursuant to rules designed to enhance disclosure of our policies on executive compensation, the Compensation Committee has prepared the report below. It addresses our executive compensation policies for the fiscal year ended January 31, 2003.

     The Compensation Committee’s executive compensation policies are designed to:

•	align the long-term interests of management with those of our shareholders;

•	attract, retain, and motivate a superior senior management team;

•	motivate our executives to achieve important annual and long-term performance goals;

•	reward above average corporate performance; and

•	recognize individual initiative and achievements.

     Executive compensation is set at levels that the Compensation Committee believes to be competitive with those offered by employers of comparable size, growth and profitability in our industry.

     There are three elements in our executive compensation program, all determined by individual and corporate performance: base salary compensation, bonus compensation and long-term incentive compensation. In addition, executives receive benefits generally available to all our full-time employees.

     In determining each component of compensation, the Compensation Committee considers an executive’s total compensation package and reviews competitive compensation data. Executive compensation is determined by considering the overall scope of each position, its strategic importance to the Company, the potential impact the individual may have on the Company, the skills and experiences required by the individual’s position, and the performance and potential of the executive in the position.

     Mr. Dolginow’s compensation was determined by the Compensation Committee and approved by the Board. His compensation is based upon comparable company information, his performance as Chairman and Chief Executive Officer, and the financial performance of the Company. His compensation has not changed in six years. Based on the above criteria, the executive compensation program for fiscal 2002 did not provide for the payment of an annual bonus to Mr. Dolginow. The executive officers’ base salary for fiscal year 2002 was kept at the same level as fiscal year 2001 due to the Company’s cost cutting efforts.

     Long-term incentive compensation under the 1997 Option Plan is designed to align executive compensation with the creation of shareholder value. The Compensation Committee makes recommendations to the Board regarding the granting of awards under the 1997 Option Plan to executives and key personnel, including our Chief Executive Officer. Awards vest and options become exercisable based upon criteria established by the Compensation Committee. During fiscal 2002, the Compensation Committee granted a stock option award to Mr. Henderson when he joined the Company.

     Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1,000,000 the deductibility of certain compensation paid to the Chief Executive Officer and each of the executive officers of a publicly held corporation who are named in the Summary Compensation Table below. In fiscal 2002, we did not pay “compensation” within the meaning of Section 162(m) to such named executive officers in excess of $1,000,000, and we do not believe we will do so in the foreseeable future. We do not have a policy at this time regarding qualifying compensation paid to our executive officers for deductibility under Section 162(m), but will formulate such a policy if compensation levels ever approach $1,000,000.

Submitted by:
Yale T. Dolginow, Chairman
Jeffrey S. Halpern
Martin A. Mayer
Richard W. Perkins

Stock Performance Graph

     In accordance with the rules of the SEC, the following performance graph compares for the period from November 25, 1997 (the date of our initial public offering) to January 31, 2003, the yearly cumulative total shareholder return on our Common Stock based on our trading on the Over-the-Counter Bulletin Board since July 2, 2003, on the Nasdaq SmallCap Market from August 4, 2001 to July 2, 2003 and on the Nasdaq National Market from November 25, 1997 to August 4, 2001, with the yearly cumulative total return over the same period on the Nasdaq Stock Market of all domestic issuers traded on the Nasdaq National Market and SmallCap Market (the “Nasdaq Market Index”) and the total return of the Nasdaq Retail Trade Index. The comparison assumes the investment of $100 on January 30, 1998, in each of the Company’s Common Stock, the Nasdaq Market Index and the Nasdaq Retail Trade Index, and that any dividends paid were reinvested in the same security. Media General Financial Services prepared the data points and the performance graph.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
PAPER WAREHOUSE, INC., NASDAQ RETAIL TRADE INDEX
AND NASDAQ MARKET INDEX

Company/Index/Market	1/30/98	1/29/99	1/28/00	2/2/01	2/1/02	1/31/03

Paper Warehouse, Inc.	$100.00	$34.69	$23.47	$12.24	$4.57	$0.71
NASDAQ Retail Trade Index	100.00	143.60	147.15	153.49	170.61	135.73
NASDAQ Market Index	100.00	156.07	233.47	167.16	117.76	81.29

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 25, 2003, unless otherwise noted, by (a) each shareholder who is known by us to beneficially own more than 5% of the outstanding Common Stock; (b) each director and nominee for election to our Board; (c) each executive officer named in the Summary Compensation Table below; and (d) all executive officers and directors as a group. The address for all executive officers and directors is 7630 Excelsior Boulevard, Minneapolis, Minnesota 55426.

	SHARES OF COMMON STOCK
	Beneficially Owned (1)

Name	Amount		Percent of Class (2)

Yale T. Dolginow	998,872	(3)	52.5%
Diane C. Dolginow	0	(4)	*
Jeffrey S. Halpern	17,086	(5)	*
Martin A. Mayer	31,528	(6)	1.6%
Richard W. Perkins	22,068	(7)	1.2%
Steven P. Durst	15,802	(8)	*
Robert A. Henderson	—		*
Diana G. Purcel	10,001	(9)	*
Carol A. Nelson	16,636	(8)	*
Cheryl W. Newell	1,000		*
Steven A. Anderson	167		*
All directors and executive officers as a group (11 persons)	1,113,160	(10)	55.8%

*	Less than 1% of the outstanding shares.

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 25, 2003, are treated as outstanding only when determining the amount and percent owned by such person or group. Unless otherwise noted, individuals or entities possessing sole voting power and investment power with respect to shares of Common Stock hold all of the shares shown.

(2)	Calculated based on 1,886,192 shares of Common Stock outstanding as of April 25, 2003, plus the amount this person may have the right to acquire within 60 days.

(3)	Includes 132,741 shares owned individually by Mr. Dolginow’s three daughters (44,247 shares each), and 16,667 shares of Common Stock exercisable within 60 days.

(4)	Ms. Dolginow does not own any shares directly and disclaims beneficial ownership of all shares owned by her husband, Yale T. Dolginow.

(5)	Includes options to purchase 17,086 shares of Common Stock exercisable within 60 days.

(6)	Includes options to purchase 29,862 shares of Common Stock exercisable within 60 days, of which 12,775 shares are issuable upon exercise of a stock option granted to Mr. Mayer by Mr. Dolginow.

(7)	Includes options to purchase 2,223 shares of Common Stock exercisable within 60 days.

(8)	Includes options to purchase 15,802 shares of Common Stock exercisable within 60 days.

(9)	Includes options to purchase 10,001 shares of Common Stock exercisable within 60 days.

(10)	Includes options to purchase 107,444 shares of Common Stock exercisable within 60 days.

Equity Compensation Plan Information

     The Company maintains the 1997 Stock Option and Compensation Plan (the “Employee Plan”) and the Directors’ Stock Option Plan (the “Directors’ Plan”), which are approved to grant up to an aggregate of 666,667 and 38,214 shares of common stock, respectively. The Employee Plan is designed to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees (including officers, non-employee directors, consultants and independent contractors). The Directors’ Plan is designed to encourage increased share ownership by non-employee directors of the Company in order to promote long-term shareholder value through continuing ownership of the Company’s common stock. The Company’s shareholders have approved the Employee Plan. The Directors’ Plan has not been submitted to the Company’s shareholders for approval.

     The following table sets forth certain information as of January 31, 2003 with respect to the Employee Plan and the Directors’ Plan:

Number of Securities
	Number of		Remaining Available
	Securities to be	Weighted-	for Future Issuances
	Issued Upon	Average	Under Equity
	Exercise of	Exercise Price	Compensation Plans
	Outstanding	of Outstanding	(Excluding Securities
	Options	Options	Reflected
Plan Category	(A)	(B)	in Column (A))

Equity Compensation Plans Approved By Security Holders:
1997 Stock Option and Compensation Plan	200,587	$4.28	466,080
Equity Compensation Plans Not Approved by Security Holders:
Directors’ Stock Option Plan	3,334	3.93	34,880

Total	203,921	$4.28	500,960

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have employed Steven P. Durst as our Vice President of Strategic Planning, Merchandise Planning and Budgeting since September 25, 2002 and our Vice President of Merchandising since June 1998. Prior to that time, and since 1997, Mr. Durst was our Vice President of Information Systems. From 1995 to 1997, Mr. Durst was our Director of Information Systems. Mr. Durst is the son-in-law of Yale T. and Diane C. Dolginow, the President and Chief Executive Officer and Secretary, respectively. During fiscal 2002, we paid Mr. Durst $135,100 in annual compensation, including salary, bonus and other compensation.

     We believe that all prior transactions between us and our officers, directors or other affiliates have been on terms no less favorable than could have been obtained from unaffiliated third parties. Any future transactions with our officers, directors or 5% beneficial shareholders will be on terms no less favorable to us than could be obtained from unaffiliated third parties and will be approved by a majority of the independent outside members of our Board of Directors who have no interest in the transactions.

ITEM 14.      CONTROLS AND PROCEDURES.

     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the 1934 Act) within 90 days prior to the filing date of this annual report. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       Documents Filed as Part of this Report

   (1)     Consolidated Financial Statements:

            The following Consolidated Financial Statements are included in this Annual Report on Form 10-K:

Page(s)

Report of Independent Certified Public Accountants	F-1
Financial Statements:
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders’ (Deficit) Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 to F-19

   (2)     Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts:

	Balance at				Balance at
Reserve for Store	beginning		Charges/		end
Closings	of year	Provision	Write-offs	Credits	of year

Fiscal year ended January 31, 2003	$695,000	$263,000	$284,000	$—	$674,000
Fiscal year ended February 1, 2002	$1,315,000	$108,000	$498,000	$230,000	$695,000
Fiscal year ended February 2, 2001	$3,000,000	$—	$715,000	$970,000	$1,315,000

     The reserve for store closings at the end of fiscal 2002 reflects a net provision of $263,000, equal to the estimated remaining lease obligations on our cross-dock facility and on a store, both of which we had adopted a plan during December 2002 to subsequently close. This provision was partially offset by the reversal of excess amounts in the reserve. In addition, the reserve for store closings also reflects reductions related to ongoing payments of rent, common area maintenance, real estate taxes and other miscellaneous expenses on stores that were previously closed.

     All other schedules have been omitted since they are not required, not applicable or the information has been included in the financial statements or the notes thereto.

   (3)          Exhibits:

                  The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto.

                  A copy of any of the exhibits listed in the Exhibit Index or referred to below will be furnished at a reasonable cost to any person who was a shareholder of the Company on April 25, 2003, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Paper Warehouse, Inc., 7630 Excelsior Boulevard, Minneapolis, Minnesota 55426; Attn: Shareholder Relations.

                  The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

1.	Amended and Restated 1997 Stock Option and Compensation Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended August 3, 2001; File No. 000-23389).

2.	Directors’ Stock Option Plan (incorporated by reference to our Registration Statement on Form S-1; File No. 333-36911).

3.	Amended and Restated 1998 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 28, 2000; File No. 000-23389).

(b)             Reports on Form 8-K.

                  We did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2002.

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Paper Warehouse, Inc.:

     We have audited the accompanying consolidated balance sheets of Paper Warehouse, Inc. and subsidiaries as of January 31, 2003 and February 1, 2002, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paper Warehouse, Inc. and subsidiaries as of January 31, 2003 and February 1, 2002 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, has not generated sufficient cash flows from operations to meet its operating and capital requirements, as well as other factors, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     As discussed in Note 2 and 3 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on February 2, 2002.

     We have also audited Schedule II of Paper Warehouse, Inc. and subsidiaries for each of the three years in the period ended January 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 11, 2003 (except for Note 7, to which the date is May 1, 2003)

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2003 and February 1, 2002

	January 31,	February 1,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$144,318	$203,975
Merchandise inventories	12,826,346	14,765,866
Accounts receivable	1,221,352	1,177,364
Prepaid expenses and other current assets	490,807	521,686

Total current assets	14,682,823	16,668,891
Property and equipment, net	5,315,204	6,207,849
Other assets, net	1,281,964	1,652,147
Net assets of discontinued operations	—	2,545,786

Total assets	$21,279,991	$27,074,673

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable – line of credit	$5,576,992	$7,731,966
Notes payable – other	—	1,000,000
Current maturities of long-term debt	475,627	553,481
Accounts payable	9,990,011	8,087,854
Accrued liabilities	2,031,398	1,822,488
Current portion – reserve for store closings	290,186	311,383

Total current liabilities	18,364,214	19,507,172
Convertible subordinated debt	4,000,000	4,000,000
Other long-term debt, less current maturities	995,665	1,328,979
Reserve for store closings, less current portion	383,851	383,908
Deferred rent credits	1,101,719	1,261,470

Total liabilities	24,845,449	26,481,529

Commitments	—	—
Stockholders’ (deficit) equity:
Serial preferred stock, $.03 par value; 3,333,333 shares authorized; none issued or outstanding	—	—
Common stock, $.03 par value; 13,333,333 shares authorized; 1,886,192 shares issued and outstanding	56,585	56,585
Additional paid-in capital	15,010,338	15,010,548
Accumulated deficit	(18,632,381)	(14,473,989)

Total stockholders’ (deficit) equity	(3,565,458)	593,144

Total liabilities and stockholders’ (deficit) equity	$21,279,991	$27,074,673

See accompanying notes to Consolidated Financial Statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Consolidated Statements of Operations
Years ended January 31, 2003, February 1, 2002 and February 2, 2001

	January 31,	February 1,	February 2,
	2003	2002	2001

Revenues:
Retail sales	$73,703,440	$74,404,683	$78,002,576
Franchise related fees	1,536,618	1,512,665	1,456,376

Total revenues	75,240,058	75,917,348	79,458,952
Costs and expenses:
Costs of products sold and occupancy costs	48,930,124	50,005,332	50,659,206
Store operating expenses	20,254,383	19,293,949	18,704,706
General and administrative expenses	9,782,225	10,331,672	9,520,353
Repositioning and store closing provision (credits), net	263,053	(121,450)	(970,000)

Total costs and expenses	79,229,785	79,509,503	77,914,265

Operating (loss) income from continuing operations	(3,989,727)	(3,592,155)	1,544,687
Interest expense	(1,452,014)	(1,432,884)	(1,669,744)
Other income, net	271,278	132,326	335,229

(Loss) income from continuing operations before income taxes	(5,170,463)	(4,892,713)	210,172
Income tax provision (Note 11)	—	(3,010,079)	(85,023)

Net (loss) income from continuing operations	(5,170,463)	(7,902,792)	125,149

Discontinued operations: (Note 4)
Loss from discontinued operations of Seattle market (net of income tax (provision) benefit of ($723,189) for fiscal year 2001 and $380,023 for fiscal year 2000)	(246,145)	(1,898,691)	(559,371)
Gain on sale of Seattle market net assets	1,258,216	—	—

Net income (loss) from discontinued operations	1,012,071	(1,898,691)	(559,371)

Net loss	$(4,158,392)	$(9,801,483)	$(434,222)

Net loss per common share:
Basic and diluted net loss per common share:
Net (loss) income from continuing operations	$(2.74)	$(4.19)	$0.07
Net income (loss) from discontinued operations	0.54	(1.01)	(0.34)

Net loss	$(2.20)	$(5.20)	$(0.27)

Weighted average shares outstanding:
Basic and diluted	1,886,192	1,884,470	1,627,311

See accompanying notes to Consolidated Financial Statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Consolidated Statements of Stockholders’ (Deficit) Equity
Years Ended January 31, 2003, February 1, 2002 and February 2, 2001

						Total
	Serial	Number of		Additional		Stockholders’
	Preferred	Common	Common	Paid-In	Accumulated	(Deficit)
	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, January 28, 2000	—	1,542,645	$46,279	$13,833,442	$(4,238,284)	$9,641,437
Net loss	—	—	—	—	(434,222)	(434,222)
Issuance of common stock pursuant to shareholder rights offering (net of offering expenses of $67,100)	—	331,571	9,947	1,166,322	—	1,176,269
Employee purchases of stock	—	8,377	251	28,063	—	28,314

Balance, February 2, 2001	—	1,882,593	56,477	15,027,827	(4,672,506)	10,411,798
Net loss	—	—	—	—	(9,801,483)	(9,801,483)
Employee purchases of stock	—	3,528	106	3,793	—	3,899
Other	—	71	2	(21,072)	—	(21,070)

Balance, February 1, 2002	—	1,886,192	56,585	15,010,548	(14,473,989)	593,144
Net loss	—	—	—	—	(4,158,392)	(4,158,392)
Other	—	—	—	(210)	—	(210)

Balance, January 31, 2003	—	1,886,192	$56,585	$15,010,338	$(18,632,381)	$(3,565,458)

See accompanying notes to Consolidated Financial Statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended January 31, 2003, February 1, 2002 and February 2, 2001

	January 31,	February 1,	February 2,
	2003	2002	2001

OPERATING ACTIVITIES:
Net loss	$(4,158,392)	$(9,801,483)	$(434,222)
Adjustments to reconcile net loss to net cash provided by (used for) continuing operations:
Net loss from discontinued operations	246,145	1,898,691	559,371
Gain on sale of discontinued operations	(1,258,216)	—	—
Gain from cancellation of insurance policy	(33,291)	—	—
Depreciation and amortization	1,943,892	2,131,146	2,117,451
Repositioning and store closing provision (credits), net	263,053	(121,450)	(970,000)
Deferred taxes	—	3,733,268	(295,000)
Deferred rent credits	(131,727)	225,618	109,043
Other noncash items affecting earnings	261,839	222,522	55,172
Changes in operating assets and liabilities:
Merchandise inventories	1,939,520	906,960	1,811,645
Accounts receivable	(43,988)	(11,684)	(337,713)
Prepaid expenses and other current assets	30,879	91,471	131,001
Accounts payable	1,902,157	1,763,113	(1,902,252)
Accrued liabilities	180,886	242,403	(323,337)
Reserve for store closing	(284,307)	(498,425)	(714,834)

Net cash provided by (used for) continuing operations	858,450	782,150	(193,675)
INVESTING ACTIVITIES:
Proceeds from sale of Seattle stores, net	3,925,222	—	—
Purchases of property and equipment, net	(1,051,247)	(770,385)	(976,856)
Proceeds from cancellation of insurance policy	197,812	—	—
Other, net	(33,760)	(635)	(6,600)

Net cash provided by (used for) investing activities of continuing operations	3,038,027	(771,020)	(983,456)
FINANCING ACTIVITIES:
Net (payments on) proceeds from notes payable – line of credit	(2,154,974)	864,383	563,935
Proceeds from note payable – other	—	1,000,000	—
Net payments on other debt	(1,442,817)	(381,704)	(506,189)
Net proceeds from shareholder rights offering	—	—	1,176,269
Payments of debt acquisition fees	—	(240,970)	(33,580)
Other	(210)	(19,132)	28,314

Net cash (used for) provided by financing activities of continuing operations	(3,598,001)	1,222,577	1,228,749
Net cash used for discontinued operations	(358,133)	(1,457,610)	(93,508)

Net decrease in cash and cash equivalents	(59,657)	(223,903)	(41,890)
Cash and cash equivalents, beginning of year	203,975	427,878	469,768

Cash and cash equivalents, end of year	$144,318	$203,975	$427,878

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the year	$994,292	$1,095,146	$1,459,294
Income taxes paid during the year	5,125	5,125	10,758

See accompanying notes to Consolidated Financial Statements.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  Nature of Business and Liquidity

     Description of Business

     We (“Paper Warehouse, Inc.” or the “Company”) are a chain of retail stores, specializing in party supplies and paper goods. As of January 31, 2003, we operated 86 Company-owned stores in nine states throughout the central and western regions of the United States under the names “Paper Warehouse” and “Party Universe,” and a web site under the name “PartySmart.com.” In addition, we sell Paper Warehouse franchises through our wholly owned subsidiary, Paper Warehouse Franchising, Inc. As of January 31, 2003, we had 50 franchises.

     Liquidity

     Our consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $4.2 million, $9.8 million and $434,000 for fiscal years 2002, 2001 and 2000, respectively. At January 31, 2003, we had a shareholders’ deficit of $3.6 million and had deficit working capital of $3.7 million.

     At January 31, 2003 and subsequent to January 31, 2003, we were out of compliance with several covenants on our line-of-credit facility. On May 1, 2003, we obtained a waiver for our non-compliance. This waiver is conditional upon our providing a revised business plan on or before May 31, 2003, our receiving a commitment and subsequent funding for at least $5.0 million infusion of equity on or before June 13, 2003 or such later date as approved by the lender in its discretion, as well as other requirements. If we fail to meet any of the waiver conditions, we will again be in default of the credit agreement, and our lender will be entitled to demand full payment of all outstanding amounts there under. A default under the line-of-credit provision would not cause a cross default provision to occur under any of our other debt.

     Based on our current cash position, our recent inability to generate cash from operations, and our need to purchase in advance inventory for our upcoming seasonal events, our need to raise cash to satisfy our working capital needs is immediate. We are actively pursuing opportunities to satisfy our cash needs through debt and equity financing. To date, however, we have not been successful in obtaining the funds needed and we may be unable to obtain funding to meet our immediate needs on terms acceptable to us or at all. If we are unable to obtain the required funds in a timely manner, or significantly improve our cash position through expense reductions or scaled back operations, we may be forced to consider seeking the protection of the bankruptcy laws in order to continue the operation of our business.

     Our ability to continue as a going concern is dependent on us ultimately achieving profitability and/or raising additional capital. However, the factors noted in the above paragraphs raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, the amount and classification of liabilities that might result should we be unable to continue as a going concern or the outcome of these uncertainties.

(2)  Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions between the entities in consolidation. All share and per share data have been restated to give effect to the retroactive application of our one-for-three reverse stock split, that became effective after the close of market on April 16, 2001 (See Note 12).

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Policies (continued)

     Fiscal Year

     Our fiscal year ends on the Friday closest to January 31st. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. Our fiscal year ended January 31, 2003 (fiscal 2002) and our fiscal year ended February 1, 2002 (fiscal 2001) consisted of 52 weeks, and our fiscal year ended February 2, 2001 (fiscal 2000) consisted of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

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

     Cash

     Checks written, but not yet cleared totaling approximately $276,000 and $2.1 million, are included in accounts payable as of January 31, 2003 and February 1, 2002, respectively.

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

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of 3 years for computers and software costs, 5-7 years for fixtures and equipment and 40 years for building and land improvements.

     Other Assets

     Other assets primarily consist of debt issuance costs, goodwill and security deposits.

     Debt issuance costs are amortized to interest expense over the term of the related financing on a straight-line basis, which approximates the effective interest method.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Policies (continued)

     Goodwill represents the excess of purchase price over net assets acquired. At January 31, 2003, we had unamortized goodwill of approximately $477,000. Through February 1, 2002, goodwill had been amortized over 15 years on a straight-line basis. In accordance with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, effective February 2, 2002, (See Note 3) we reviewed our recorded goodwill and determined it to have an indefinite life. Accordingly, we did not record any amortization during fiscal 2002.

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

     Advertising Costs

     Advertising costs for our stores are included in store operating expenses and are expensed as incurred. These advertising costs for stores related to continuing operations, net of advertising reimbursements, were approximately $3.3 million for fiscal 2002, and $2.6 million for fiscal years 2001 and 2000.

     Net Loss Per Common Share

     Basic net loss per common share (“EPS”) equals net loss divided by the weighted average number of common shares outstanding during the period.

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

     We had $4.0 million of convertible subordinated debentures outstanding at the end of fiscal years 2002, 2001 and 2000 that were not included in the computation of diluted EPS for these periods, as their inclusion would have been antidilutive. In addition, options to purchase 203,921, 260,068 and 259,452 shares of common stock were outstanding at the end of fiscal years 2002, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because they were antidilutive. Had we not incurred losses in these periods, we would have assumed conversions of convertible subordinated debentures into approximately 444,000 common shares for all three fiscal years. We would not have assumed any conversions of stock options for fiscal years 2002 or 2001. We would have assumed conversions of stock options into approximately 19,000 common shares for fiscal year 2000.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Policies (continued)

     Stock-Based Compensation

     We have a stock option plan for employees and a separate stock option plan for directors, as described more fully in Note 13. We use the intrinsic value method to value our stock options issued to employees, and we account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, our compensation expense would have been different. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the following fiscal years:

	January 31,	February 1,	February 2,
	2003	2002	2001

Net loss – as reported	$(4,158,392)	$(9,801,483)	$(434,222)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,340)	(130,484)	(239,000)

Net loss – pro forma	$(4,175,732)	$(9,931,967)	$(673,222)

Basic and diluted net loss per common share – as reported	$(2.20)	$(5.20)	$(0.27)

Basic and diluted net loss per common share – pro forma	$(2.21)	$(5.27)	$(0.41)

(3)  Recently Adopted and Issued Accounting Pronouncements and Passed Legislation

     On February 2, 2002, we adopted SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. As a result of the adoption of SFAS No. 142, we ceased amortization of our goodwill on February 2, 2002. We reviewed goodwill for impairment in accordance with SFAS No. 141 and SFAS No. 144, as assigned to reporting units as of February 2, 2002, the transitional impairment testing date, and at the end of the fourth quarter, our annual impairment testing date, and no impairment was identified. We have no other intangible assets. We have goodwill of approximately $477,000. Amortization expense related to goodwill prior to the adoption of SFAS No. 142 was $42,000 for each of the years ended February 1, 2002 and February 2, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on our consolidated financial statements or reporting of financial information. The sale of the Seattle net assets were accounted for in accordance with SFAS No. 144 as discontinued operations.

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)  Recently Adopted and Issued Accounting Pronouncements and Passed Legislation (continued)

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for us for our year ended January 31, 2003. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations.

     In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends the disclosure and certain transition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are also required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation of business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Act of 1933 and Securities Exchange Act of 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined.

(4) Discontinued Operations

     On April 23, 2002, we exited the Seattle market by completing the sale of 13 of our stores located in Seattle for approximately $4.5 million, consisting of cash and assumption of debt. We sold substantially all of our assets used in connection with the operation of those stores, consisting primarily of inventory and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, which we adopted on February 2, 2002, we have reflected the operating results of the 13 stores in the Seattle market as discontinued operations in our consolidated statements of operations. In addition, we have reflected the net assets of the 13 stores in the Seattle market as net assets of discontinued operations in our consolidated balance sheet at February 1, 2002. We recorded a gain of approximately $1.3 million in connection with this sale. Retail sales related to these stores were approximately $2.0 million, $10.9 million and $10.8 million for fiscal years 2002, 2001 and 2000, respectively.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(5)     Repositioning Provision (Credits) and Store Closing Reserve

     During December 2002, we adopted a plan to close our cross-dock facility and a store and recorded a pre-tax charge of approximately $263,000, reflecting the estimated remaining lease obligations on these facilities. In addition, we reversed certain amounts that were previously reserved, that were determined to be in excess of the amounts needed. At January 31, 2003, we had a remaining store closing reserve of approximately $674,000.

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

     The reserve for store closings at the end of fiscal 2002 and 2001 also reflects reductions related to ongoing payments of rent, common area maintenance, real estate taxes and other miscellaneous expenses on stores that were closed, in addition to adjustments resulting from the subsequent subleasing of store locations. Prior to our original estimate of time to sublease store locations, we closed on agreements to sublease three store locations, and terminated the leases on two locations. Accordingly, we recovered $230,000 of the store closing reserve during fiscal 2001 and we recovered $970,000 of the store closing reserve during fiscal 2002.

(6)      Property and Equipment, net

     Property and equipment for continuing operations, net, consisted of the following at:

	January 31,	February 1,
	2003	2002

Fixtures and equipment	$15,217,801	$14,407,935
Building	1,273,088	1,273,088
Software costs	984,897	741,597
Land and improvements	319,733	319,733
Accumulated depreciation and amortization	(12,480,315)	(10,534,504)

Total property and equipment, net	$5,315,204	$6,207,849

     Depreciation and amortization expense on property and equipment related to continuing operations was approximately $1.9 million for fiscal year 2002, and $2.1 million for fiscal years 2001 and 2000.

(7)      Notes Payable – Line of Credit

     We have a $15.0 million multi-year revolving line of credit facility with a bank for general working capital purposes that expires in September 2004. Borrowings outstanding under this line of credit bear interest at the rate of prime plus 0.50% (4.75% at January 31, 2003). Interest on borrowings under this line in fiscal year 2001 was at prime (4.75% at February 1, 2002.) Borrowings are secured by substantially all of our assets. Advances under this credit line are limited to a fixed percentage of certain assets, primarily inventory. As a result of the borrowing limitation, primarily resulting from the levels of inventory and a financial covenant at month end, we often maximize the availability under this line during intra-month peaks and at certain times during the year. At January 31, 2003, we had availability of $6.2 million, of which

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)      Notes Payable – Line of Credit (continued)

approximately $5.6 million was outstanding. At February 1, 2002, we had availability of $10.0 million, of which approximately $7.7 million was outstanding.

     The revolving credit agreement contains covenants, which require us to maintain certain financial covenants and a certain level of availability, imposes restrictions on our ability to pay dividends, as well as other requirements. At January 31, 2003 and subsequent to January 31, 2003, we were out of compliance with several covenants. On May 1, 2003, we obtained a waiver for our non-compliance. This waiver is conditional upon our providing a revised business plan on or before May 31, 2003, our receiving a commitment and subsequent funding for at least $5.0 million infusion of equity on or before June 13, 2003 or such later date as approved by the lender in its discretion, as well as other requirements. If we fail to meet any of the waiver conditions, we will again be in default of the credit agreement, and our lender will be entitled to demand full payment of all outstanding amounts there under. A default under the line-of-credit provision would not cause a cross default provision to occur under any of our other debt.

(8)      Notes Payable – Other

     As of February 1, 2002, we had a $1.0 million unsecured note payable to an unrelated business partner, which was paid in full. In consideration for the $1.0 million proceeds, we granted this business partner an option to purchase 3,750 shares of our common stock at an exercise price equal to the stock’s fair market value at the date of grant. This option has a ten-year term and vests ratably over three years from the date of the grant.

(9)     Leases

     Our assets under capital leases consist of agreements for equipment and fixtures and an agreement for software. At January 31, 2003, assets under capital leases were approximately $261,000, net of accumulated depreciation of approximately $2.0 million. At February 1, 2002, assets under capital leases were approximately $918,000, net of accumulated depreciation of approximately $1.8 million.

     We lease all of our retail stores under noncancelable operating leases that have various expiration dates. In addition to base rents, some leases require us to pay our share of common area maintenance and real estate taxes, and include provisions for contingent rentals based upon sales. Some of the leases contain renewal options under which we may extend the term three to five years. Total rent expense from continuing operations, for all of our retail stores in addition to our Minnesota cross-dock location, was approximately $8.6 million, $8.4 million and $8.2 million for fiscal years 2002, 2001 and 2000, respectively.

     Future minimum lease payments required under noncancelable lease agreements existing at January 31, 2003 were:

	Operating	Capital
Fiscal Year:	Leases	Leases

2003	$9,559,276	$298,221
2004	8,276,558	35,162
2005	6,902,863	—
2006	5,261,274	—
2007	4,472,560	—
Thereafter	8,050,742	—

Total future minimum lease commitments	$42,523,273	333,383

Less: Interest at 9.4%-15.3%		30,228

Total capital lease obligations		$303,155

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(10) Long-Term Debt

     Subordinated Convertible Debt

     We have convertible subordinated debentures in an aggregate principal amount of $4.0 million, which mature in 2005, and are convertible at $9.00 into approximately 444,000 shares of our common stock. The indenture under which these debentures were issued contains covenants that require us to satisfy certain financial tests and impose restrictions on our ability to pay dividends. The debentures bear interest at an annual rate of 10.5%, payable quarterly.

     Long-term debt consisted of the following at:

	January 31,	February 1,
	2003	2002

Convertible subordinated debentures due 2005	$4,000,000	$4,000,000
Term note payable in monthly installments of $8,612, including interest at 7.125% through May 2009. The note is secured by a first mortgage on our office headquarters	995,726	1,026,912
Note payable in monthly installments of $5,827, including interest at 10.29% through August 2003	39,425	101,763
Subordinated notes payable to private placement holders, called and payable upon presentment	100,000	100,000
Note payable in monthly installments of $4,258, including interest at 8.67% through September 2003	32,986	—

Sub-total long-term debt	5,168,137	5,228,675
Capital lease obligations	303,155	653,785
Less: current maturities	475,627	553,481

Long-term debt	$4,995,665	$5,328,979

     Required principal payments on long-term debt over the next five years, excluding capital lease obligations and $100,000 of subordinated notes payable on demand, are:

Fiscal Year:

2003	$105,889
2004	35,942
2005	4,038,589
2006	41,430
2007	44,480
Thereafter	801,807

Total required principal payments	$5,068,137

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(11) Income Taxes

     As prescribed by SFAS No. 109, Accounting for Income Taxes, we did not record a tax benefit on our fiscal 2002 or our fiscal 2001 loss. The actual income tax rate differed from the amounts computed by the U.S. federal income tax rate of 34% to pretax net loss as a result of the following for the fiscal years ending:

	January 31,	February 1,	February 2,
	2003	2002	2001

Computed “expected” tax benefit on losses	$(1,413,850)	$(2,063,193)	$(247,935)
Reduction in income taxes resulting from state and local income taxes, net of federal income tax benefit	(181,225)	(293,142)	(25,850)
Change in valuation allowance	1,582,500	6,088,500	—
Other permanent difference	12,575	1,103	(21,215)

Total income tax provision (benefit)	$—	$3,733,268	$(295,000)

Effective tax rate	0.00%	61.5%	(40.5%)

     The components of the income tax provision (benefit) were as follows for the fiscal years ending:

	January 31,	February 1,	February 2,
	2003	2002	2001

Deferred:
Federal	$—	$3,270,987	$(269,150)
State	—	462,281	(25,850)

Total income tax provision (benefit)	$—	$3,733,268	$(295,000)

     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. Realization of the net operating loss carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. During fiscal 2001, our deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109 by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, we recorded a valuation allowance of approximately $6.1 million on the deferred tax asset. During fiscal 2002, we recorded a valuation allowance equal to approximately 1.6 million, for a total valuation allowance of $7.7 million.

     We continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(11) Income Taxes (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at:

	January 31,	February 1,
	2003	2002

Deferred tax asset/(liability):
Short-term deferred income taxes:
Inventories, principally due to additional costs inventoried for tax purposes	$132,102	$192,000

Long-term deferred income taxes:
Net operating loss carryforwards	7,219,350	5,590,480
Reserve for store closings	269,614	278,116
Difference in timing of lease deductions	537,664	763,141
Cumulative effect of accounting change	55,805	39,160
Plant and equipment, principally due to differences in depreciation and capitalized interest	(581,728)	(761,078)
Software development expense	—	(42,622)
Other	38,193	29,303

Net long-term deferred tax assets	7,538,898	5,896,500

Total deferred tax assets	7,671,000	6,088,500

Valuation allowance	(7,671,000)	(6,088,500)

Total net deferred tax assets	$—	$—

     At January 31, 2003, we had net operating loss carryforwards for federal purposes of approximately $18.0 million, available to offset future taxable income, if any, through fiscal 2022.

(12) Equity Transactions

     On April 4, 2001, our Board of Directors approved a one-for-three reverse stock split of our $.01 par value common and preferred stock for stockholders of record on April 16, 2001. The reverse stock split reduced the number of shares of common stock previously issued and outstanding at February 2, 2001 from 5,647,779 to 1,882,593, subsequently increased to 1,886,192 to eliminate fractional interests. No fractional shares of common stock were issued in connection with the reverse stock split. The par value of our common and preferred stock correspondingly increased to $.03 per share. The reverse stock split was effective as of the close of market on April 16, 2001. All share and per share data is presented to give effect to the reverse stock split.

     During fiscal 2000, we distributed to shareholders of record on September 15, 2000, 0.108 rights for each share of common stock held on September 15, 2000. Each whole right entitled its holder to purchase one-third share of our $.03 par value common stock at a subscription price of $3.75. No fractional rights were issued and the rights were not transferable. As a result of this offering, we sold approximately 332,000 shares of $.03 par value common stock and raised approximately $1.2 million of net proceeds, which was used for general working capital and corporate purposes.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(13) Stock Options

     We have a stock option plan (“the Plan”) pursuant to which we grant stock option awards in order to attract and retain eligible participants and to preserve cash resources. Under this plan, 666,667 shares are authorized for issuance and 200,587 were outstanding as of January 31, 2003. We also have a separate director stock option plan (“the Director Plan”) which permits up to 38,214 shares to be issued, of which 3,334 were outstanding as of January 31, 2003. Under both plans, stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options have ten-year terms and vest ratably over three years from the date of grant.

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

     During fiscal 2001, our shareholders approved an amendment to the Plan to increase the number of shares available for issuance from 341,667 to 666,667 and to add participants who own more than 10% of the company’s common stock to the class of participants eligible to receive incentive stock options.

     Details of the status of stock options as of January 31, 2003 are reflected in the tables below:

	Options

	Total Outstanding		Exercisable

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Options outstanding January 28, 2000	173,516	$5.99	173,516	$5.99
Options granted	94,312	2.75	62,875	2.75
Options forfeited/canceled	(8,376)	5.62	(8,376)	5.88

Options outstanding February 2, 2001	259,452	4.82	228,015	5.10
Options granted	4,384	0.99	1,461	0.99
Options forfeited/canceled	(3,768)	6.00	(3,768)	6.00

Options outstanding February 1, 2002	260,068	4.74	225,708	5.06
Options granted	20,000	1.00	—	—
Options forfeited/canceled	(76,147)	5.00	(68,646)	5.26

Options outstanding January 31, 2003	203,921	$4.28	157,062	$4.97

     Options exercisable at February 1, 2002 and February 2, 2001 were 190,134 and 124,119, respectively.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)  Stock Options (continued)

	Options

	Total Outstanding			Exercisable

		Weighted-			Weighted-
		average	Weighted-		average	Weighted-
Range of	Number	remaining	average	Number	remaining	average
exercise	of	contractual	exercise	of	contractual	exercise
price	shares	life in years	price	shares	life in years	price

$0.71-$1.00	23,750	9.2	$0.95	1,250	9.0	$0.71
$2.63-$3.93	71,809	7.2	2.76	47,661	7.2	2.76
$4.31-$6.00	108,362	5.5	6.00	108,151	5.5	6.00

	203,921	6.6	4.28	157,062	6.1	4.97

     The per share weighted-average fair value of options granted each year using the Black-Scholes option-pricing model was $0.10 at January 31, 2003, $0.44 at February 1, 2002 and $1.14 at February 2, 2001, using the following weighted-average assumptions for fiscal years:

	2002	2001	2000

Volatility	90%	60%	60%
Expected divided yield	0.0%	0.0%	0.0%
Risk free rate	5.0%	5.0%	5.0%
Expected life (in years)	7.0	5.0	5.0

(14) Employee Benefits

     We have a retirement savings plan that includes a 401(k) feature. The plan covers substantially all employees who are 21 years of age and have worked over 1,000 hours in one year. Employees become fully vested in the plan on a graduated scale over a six-year period. The 401(k) feature allows for employees to elect salary deferrals for up to 15% of their compensation, but not in excess of certain limitations. We match 25% of the employee’s contribution up to 4% of any employee’s compensation. Our contributions were approximately $52,000 for fiscal years 2002 and 2001, and $54,000 for fiscal year 2000. We reserve the right to make a discretionary contribution each plan year, however we did not make any discretionary contributions in fiscal years 2002, 2001 or 2000.

     Due to a low level of participation, during fiscal 2001, we suspended our Employee Stock Purchase Plan, which was introduced in fiscal 1999. The plan allowed eligible employees to purchase our stock at below-market prices through elected payroll deductions equal to between 2% and 15% of their compensation. The plan also allowed participants to purchase shares of our stock on each offering date at the lower of 85% of the fair market value of one share of common stock on the offering date or on the termination date of the offering period. Pursuant to this plan, during fiscal 2001 and fiscal 2000, employees purchased approximately 3,500 and 8,400 shares of our common stock, respectively.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)  Commitments

     We have a multi-year supply agreement with a vendor, to be the exclusive supplier of greeting cards for our Company-owned and franchise stores. During fiscal 2002, in order to assist us with our liquidity needs, this vendor provided our senior lender with a letter of credit that supported an overline with our bank. As consideration for issuing the letter of credit, we renegotiated our supply agreement with this vendor during fiscal 2002, thereby increasing our purchase commitments and revising the agreement to include party supplies. We have a remaining contractual obligation for chain-wide purchases of $64.3 million of greeting cards, gift-wrap and party supplies. We estimate that these purchase commitments will be fulfilled over a 7-year period. Total chain-wide purchases under this agreement were approximately $8.9 million for fiscal 2002. Total chain-wide purchases under the prior agreement, which excluded party supplies were approximately $7.6 million and $3.2 million for fiscal 2001 and fiscal 2000, respectively.

(16) Major Suppliers

     We have two suppliers that individually represented greater than 10% of total purchases for fiscal 2002 and that were determined to be significant to our operations. The following table reflects purchases from these two suppliers as a percentage of total purchases for fiscal years 2002, 2001 and 2000:

	Fiscal Year

	2002	2001	2000

Supplier A	23.5%	21.1%	16.8%
Supplier B	10.0%	10.1%	3.0%
All other suppliers*	66.5%	68.8%	80.2%

     Combined accounts payable balances with supplier A and B above were $4.7 million at January 31, 2003, including amounts extended to June 30, 2003. Accounts payable balances with these suppliers were $2.2 million at February 1, 2002.

     *Purchases were either less than 10% of fiscal 2002 purchases or supplier was determined not to be significant to our operations.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements

(17) Supplementary Financial Information (Unaudited)

     The following represents unaudited selected quarterly financial information for fiscal years 2002 and 2001 for continuing operations:

($’s in 000’s, except per share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2002	2001	2002	2001	2002	2001	2002	2001

Retail Sales	$17,384	$17,457	$19,555	$19,010	$19,365	$19,814	$17,399	$18,123
Gross Profit (1)	6,270	6,097	6,877	6,645	6,687	6,629	4,940	5,027
Net loss (2)	(648)	(347)	(486)	(213)	(852)	(561)	(3,184)	(6,782)
Basic and Diluted EPS (2) (3)	$(0.34)	$(0.19)	$(0.26)	$(0.11)	$(0.45)	$(0.30)	$(1.69)	$(3.60)

(1)	Gross profit is retail sales less cost of products sold and occupancy costs.

(2)	Fourth quarter 2002 net loss includes a provision of $263,000 ($0.14 per basic and diluted share), reflecting the estimated remaining lease obligations on our cross-dock facility and on a store, both of which we had adopted a plan during December 2002 to subsequently close. This provision was partially offset by the reversal of excess amounts in the reserve. First quarter 2001 net loss includes $230,000 ($0.07 per basic and diluted share, net of tax) related to the recovery of store closing reserves. Fourth quarter 2001 loss includes approximately $108,000 ($0.06 per basic and diluted share) related to a charge to the store closing reserves for the remaining lease obligation on a store that was subsequently relocated. Fourth quarter 2001 loss also reflects the recording of a valuation allowance on our deferred tax asset.

(3)	Basic and Diluted EPS reflect the retroactive restatement of our April 2001 one-for-three reverse stock split.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPER WAREHOUSE, INC.

Dated: May 1, 2003

By: /s/ Yale T. Dolginow

Yale T. Dolginow Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 1, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE

/s/	Yale T. Dolginow	Chairman of the Board, President and Chief
Executive Officer (principal executive officer)
Yale T. Dolginow

/s/	Diane C. Dolginow
Secretary and Director
Diane C. Dolginow

/s/	Jeffery S. Halpern
Director
Jeffery S. Halpern

/s/	Martin A. Mayer
Director
Martin A. Mayer

/s/	Richard W. Perkins
Director
Richard W. Perkins

/s/	Diana G. Purcel	Vice President and Chief Financial Officer
(principal financial and accounting officer)
Diana G. Purcel

CERTIFICATIONS

I, Yale T. Dolginow, President and Chief Executive Officer of Paper Warehouse, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of Paper Warehouse, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

/s/ Yale T. Dolginow

By:	Yale T. Dolginow President and Chief Executive Officer Paper Warehouse, Inc.

CERTIFICATIONS

I, Diana G. Purcel, Vice President and Chief Financial Officer of Paper Warehouse, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of Paper Warehouse, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003

/s/ Diana G. Purcel

By:	Diana G. Purcel Vice President and Chief Financial Officer Paper Warehouse, Inc.

PAPER WAREHOUSE, INC. and SUBSIDIARIES
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended January 31, 2003

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

E-1

PAPER WAREHOUSE, INC. and SUBSIDIARIES
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K (continued)
For the fiscal year ended January 31, 2003

Item No.	Description of Item	Method of Filing

10.7	Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated June 7, 1999	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-79161)

10.8	First Amendment to Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated December 10, 1999	Incorporated by reference to the Company’s Form 10-Q for quarter ended October 29, 1999 (File No. 000-23389)

10.9	Second Amendment to Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated March 17, 2000	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 28, 2000 (File No. 000-23389)

10.10	Third Amendment to Loan and Security Agreement between BankBoston Retail Finance, Inc. and the Company dated December 6, 2000	Incorporated by reference to the Company’s Form 10-K for fiscal year ended February 2, 2001 (File No. 000-23389)

10.11	Fourth Amendment to Loan and Security Agreement between Fleet Retail Finance, Inc. and the Company dated April 17, 2001	Incorporated by reference to the Company’s Form 10-K for fiscal year ended February 2, 2001 (File No. 000-23389)

10.12	First Supplemental Indenture between the Company and Norwest Bank, N. A. as trustee	Incorporated by reference to the Company’s Form 10-Q for quarter ended April 28, 2000 (File No. 000-23389)

10.13	Amendment to 1998 Employee Stock Purchase Plan	Incorporated by reference to the Company’s Form 10-Q for quarter ended April 28, 2000 (File No. 000-23389)

10.14	Second Amendment to 1997 Stock Option and Compensation Plan	Incorporated by reference to the Company’s Form 10-Q for quarter ended August 3, 2001 (File No. 000-23389)

10.15	Loan and Security Agreement Between Wells Fargo Retail Finance LLC and the Company dated September 7, 2001	Incorporated by reference to the Company’s Form 8-K dated October 2, 2001 (File No. 000-23389)

E-2

PAPER WAREHOUSE, INC. and SUBSIDIARIES
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K (continued)
For the fiscal year ended January 31, 2003

Item No.	Description of Item	Method of Filing

10.16	First Amendment to Loan and Security Agreement Between Wells Fargo Retail Finance LLC and the Company dated December 12, 2001	Incorporated by reference to the Company’s Form 10-K for fiscal year ended February 1, 2002 (File No. 000-23389)

10.17	Second Amendment to Loan and Security Agreement Between Wells Fargo Retail Finance LLC and the Company dated April 26, 2002	Incorporated by reference to the Company’s Form 10-Q for quarter ended May 3, 2002 (File No. 000-23389)

10.18	Third Amendment to Loan and Security Agreement Between Wells Fargo Retail Finance LLC and the Company dated August 30, 2002	Incorporated by reference to the Company’s Form 10-Q for quarter ended August 2, 2002 (File No. 000-23389)

10.19	Second Supplemental Indenture between the Company and U.S. Bank, N. A. as trustee dated October 15, 2002	Incorporated by reference to the Company’s Form 10-Q for quarter ended November 1, 2002 (File No. 000-23389)

10.20	Fourth Amendment to Loan and Security Agreement Between Wells Fargo Retail Finance LLC and the Company dated May 1, 2003	Filed with this Annual Report on Form 10-K

12	Computation of Ratio of Earnings to Fixed Charges	Filed with this Annual Report on Form 10-K

21	Subsidiaries of Company	Incorporated by reference to the Company’s Form 10-K for fiscal year ended January 28, 2000 (File No. 000-23389)

23.1	Consent of Grant Thornton LLP	Filed with this Annual Report on Form 10-K

99.1	Certification of Chief Executive Officer	Filed with this Annual Report on Form 10-K

99.2	Certification of Chief Financial Officer	Filed with this Annual Report on Form 10-K

E-3